Form 10-Q
period 1996-03-31
RAILTEX INC
filed 1996-05-15
CIK 877326

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

             [X] Quarterly report pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996


                                 or

         [_] Transition report pursuant to section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
              from _____________________ to _____________________

                       Commission File Number 34-022552


                                 RAILTEX, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Texas                                       74-1948121
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)

      4040 Broadway, Suite 200
         San Antonio, Texas                                78209
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code:                                 (210) 841-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [_] NO

                                             Number of Shares
              Title of Class                    Outstanding
              --------------                 ----------------
          Common Stock, $0.10 Par Value           9,110,606

                                     INDEX

Part I - Financial Information

         Item 1. Financial Statements:                                 Page
                                                                       ----
                 Consolidated Statements of Income - For the Three
                  Months Ended March 31, 1995 and 1996...............    3

                 Consolidated Balance Sheets - December 31, 1995 and
                  March 31, 1996.....................................    4

                 Consolidated Statements of Cash Flows - For the
                  Three Months Ended March 31, 1995 and 1996.........    5

                 Notes to Consolidated Financial Statements..........    6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................    9

Part II - Other Information..........................................   15

Signatures...........................................................   20

ITEM 1. FINANCIAL STATEMENTS

                        RAILTEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                         FOR THE THREE MONTHS
                                              ENDED MARCH 31,
                                        -----------------------
                                         1995             1996
                                        ------           ------
OPERATING REVENUES..................... $25,143          $28,609

OPERATING EXPENSES:
 Transportation........................   8,064            9,121
 General and administrative............   4,422            5,526
 Equipment.............................   4,131            3,660
 Maintenance of way....................   2,690            3,096
 Depreciation and amortization.........   1,810            2,276
                                        -------          -------
  Total operating expenses.............  21,117           23,679
                                        -------          -------

OPERATING INCOME.......................   4,026            4,930

INTEREST EXPENSE.......................  (1,482)          (1,479)

OTHER INCOME...........................     318              265
                                        -------          -------

INCOME BEFORE INCOME TAXES.............   2,862            3,716

INCOME TAXES...........................  (1,134)          (1,533)
                                        -------          -------

NET INCOME............................. $ 1,728          $ 2,183
                                        =======          =======

NET INCOME PER SHARE................... $  0.22          $  0.24
                                        =======          =======

WEIGHTED AVERAGE NUMBER OF COMMON
 STOCK AND COMMON STOCK EQUIVALENTS
 OUTSTANDING...........................   7,960            9,225


The accompanying notes are an integral part of these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,        MARCH 31,
              ASSETS                                             1995               1996
              ------                                          ------------        ---------
                                                               (AUDITED)          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents...............................       $  2,130          $  3,069
   Accounts receivable, net................................         19,522            19,234
   Prepaid expenses and inventory..........................          2,244             1,733
   Deferred tax assets, net................................          2,027             2,027
                                                                  --------          --------
     Total current assets..................................         25,923            26,063

PROPERTY AND EQUIPMENT, NET................................        174,593           178,164

OTHER ASSETS, NET..........................................          4,466             4,186
                                                                  --------          --------
     Total assets..........................................       $204,982          $208,413
                                                                  ========          ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
      ----------------------------------------

CURRENT LIABILITIES:
   Short-term notes payable................................       $  1,289          $    673
   Current portion of long-term debt.......................          1,718             1,315
   Accounts payable........................................         10,572            10,632
   Accrued liabilities.....................................          7,302             8,637
                                                                  --------          --------
     Total current liabilities.............................         20,881            21,257
                                                                  --------          --------
DEFERRED INCOME TAXES......................................         11,129            11,870
                                                                  --------          --------
LONG-TERM DEBT.............................................          1,208             1,094
                                                                  --------          --------
SENIOR NOTES PAYABLE.......................................         50,985            51,001
                                                                  --------          --------
SENIOR SUBORDINATED NOTES PAYABLE..........................          5,000             5,000
                                                                  --------          --------
OTHER LIABILITIES..........................................          3,177             3,381
                                                                  --------          --------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
   Preferred Stock; $1.00 par value; 10 million
    shares authorized; no shares issued or outstanding
    at December 31 and March 31............................             --                 --
   Common Stock; $0.10 par value; 30 million shares
    authorized; issued and outstanding 1995 -
    9,110,606; March 31, 1996 - 9,110,606..................            911                911
   Additional paid-in capital..............................         83,439             83,439
   Retained earnings.......................................         28,316             30,499
   Cumulative translation adjustment.......................            (64)               (39)
                                                                  --------           --------
      Total shareholders' equity...........................        112,602            114,810
                                                                  --------           --------
      Total liabilities and shareholders' equity...........       $204,982           $208,413
                                                                  ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                           -------------------------------
                                             1995                   1996
                                           --------               --------
OPERATING ACTIVITIES:
 Net income.............................   $  1,728               $  2,183
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization........      1,810                  2,276
   Deferred income taxes................        579                    725
   Amortization of deferred financing
    costs...............................         84                    100
   Provision for losses on accounts
    receivable..........................        125                    151
   Gain on sale of assets...............       (258)                  (193)
   Changes in current assets and
    liabilities--
    Accounts receivable.................     (5,313)                   137
    Prepaid expenses....................        (79)                   511
    Accounts payable and accrued
     liabilities........................      1,764                  1,424
                                           --------               --------
   Net cash provided by operating
    activities..........................        440                  7,314
                                           --------               --------
INVESTING ACTIVITIES:
 Purchase of property and equipment.....    (44,254)                (5,388)
 Proceeds from sale of property and
  equipment.............................        283                    210
 Organization and acquisition costs.....     (1,020)                    (9)
 Increase in other assets...............         --                    (49)
                                           --------               --------
  Net cash used in investing activities.    (44,991)                (5,236)
                                           --------               --------
FINANCING ACTIVITIES:
 Short-term notes payable, net..........       (576)                  (616)
 Sale of common stock...................     25,629                     --
 Proceeds from long-term debt...........     43,900                    500
 Deferred financing costs...............       (104)                    --
 Principal payments on long-term debt...    (26,088)                (1,014)
 Change in other long-term liabilities..        (86)                   (15)
                                           --------               --------
  Net cash provided by (used for)
   financing activities.................     42,675                 (1,145)
                                           --------               --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.          8                      6
                                           --------               --------

NET CHANGE IN CASH AND CASH EQUIVALENTS.     (1,868)                   939

CASH AND CASH EQUIVALENTS, beginning of
 period.................................      2,167                  2,130
                                           --------               --------
CASH AND CASH EQUIVALENTS, end of period   $    299               $  3,069
                                           ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for--
  Interest..............................   $  1,566               $  1,870
  Income taxes..........................      1,047                    177
 Non-cash investing and financing
  activities--
  Capital leases........................        336                     --
  Grants................................        254                    221
  Conversion of senior subordinated
   notes payable........................      5,000                     --
  Tax benefit from exercise of
   non-qualified stock options..........      2,574                     --
  Prepaid secondary offering costs......        247                     --

The accompanying notes are an integral part of these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of RailTex, Inc. and its wholly owned subsidiaries. References to "RailTex" or the "Company" mean RailTex, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.  PROPERTY AND EQUIPMENT:

     In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") was issued. Under FAS 121, an impairment loss must be recognized for long-lived assets and certain identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995 and must be adopted on a prospective basis. Restatement of previously issued financial statements is not permitted. The Company adopted FAS 121 prospectively in the first quarter of 1996. The adoption of FAS 121 did not have a material impact on the financial condition or results of operations of the Company.

3.  ACQUISITIONS:

     On February 4, 1995, a newly formed subsidiary of the Company, New England Central Railroad, Inc. (the "NECR") acquired certain assets of the Central Vermont Railway, Inc. (the "Central Vermont"). The purchase price, including related costs, was $40.2 million and was funded by borrowings under the Company's U.S. Acquisition Facility. Unlike all of its previous acquisitions, the Company acquired substantially all of the assets of the Central Vermont, hired a substantial number of the Central Vermont employees to operate the NECR and assumed certain contracts of the Central Vermont.

     The following unaudited pro forma results of operations for the three months ended March 31, 1995, assumes the acquisition occurred as of the beginning of the respective period. Such pro forma information is not necessarily indicative of the results of future operations (dollars in thousands except per share amounts).

                            THREE MONTHS ENDED
                             MARCH 31, 1995
                            ------------------
Operating Revenues....             $26,937
                                   =======

Net Income............             $ 1,980
                                   =======

Net Income Per Share..             $  0.22
                                   =======


                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4.  STOCK OPTIONS:

     The Company grants non-qualified stock options to outside Directors and key employees of the Company. In September 1993, the Board of Directors and shareholders of the Company approved an equity incentive plan (the "93 Plan"). In January 1996, the Company granted each outside Director of the Company options to purchase 2,000 shares of Common Stock or a total of 12,000 options under the 93 Plan. These options are exercisable over a two year period at the fair market value of Common Stock on the date of the grant of $21.00 per share.

     In January and March 1996, the Company granted options to purchase 10,000 and 20,371 shares of Common Stock, respectively, to certain key employees under the 93 Plan. These options are exercisable at the rate of 20.0% per year from the date of the grant at the fair market value of Common Stock on the date of the grant of $21.13 per share and $24.75 per share, respectively.

5.   COMMITMENTS AND CONTINGENCIES:

     In March 1996, one of the Company's railroads received notice from an individual of his intent to file a citizen's suit under the Resource Conservation and Recovery Act ("RCRA") primarily as a result of an oil spill caused by a train derailment that occurred five years prior to the Company's acquisition of the railroad property. The Company is unable to predict whether a claim will be filed, the probable outcome of any such claim or the amount or range of potential loss arising therefrom.

     In October 1995 and April 1996, one of the Company's railroads received notice of three environmental site evaluations being conducted by a state environmental agency. The evaluations are the result of an alleged fuel spill caused by a train derailment and alleged on-site burial of railroad ties and unreported leaking underground storage tanks and an alleged presence of paint and paint solvent wastes. The Company believes these evaluations relate to events that occurred prior to the Company's acquisition of the railroad property. The Company is cooperating with the state environmental agency to complete these evaluations. However, the Company may be held liable for some or all expenses associated with these evaluations and the expenses associated with any necessary remedial actions. To the extent the Company incurs expenses in connection with these evaluations, or remedial actions, it may seek to recover such expenses from the prior owners of the property or other responsible parties. The Company is unable to predict the probable outcome of these site evaluations or the amount or range of potential loss arising therefrom.

     A Class I Railroad, which interchanges traffic with one of the Company's railroads has filed a complaint against the Company in the United States District Court for the Western District of Missouri. In this lawsuit, the Plaintiff seeks recovery of certain switching and joint facility charges amounting to approximately $632,000. The Company has interposed certain defenses, including payment of substantially all of the joint facility charges and the inapplicability of the switching charges. Since the service for which the switching charges have been asserted is ongoing, it is likely that additional charges accruing through the date the lawsuit is resolved will be asserted. Discovery is in progress and trial has been set for February 1997. The Company believes it has meritorious defenses and is vigorously defending this litigation. No amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

     The Company is also involved in other litigation and various legal matters which are being defended and handled in the ordinary course of business. In management's judgment, based on the opinion of the Company's legal counsel, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position and results of operations.

                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

6.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

     The Company's operations involve managing market risks related to changes in interest rates and diesel fuel prices. Derivative financial instruments, specifically swaps and collars are used to manage those risks. The Company does not currently hold or issue financial instruments for trading purposes.

     In April 1996, the Company entered into two commodity collar transactions to hedge market risks of diesel fuel prices. Each collar is effective July 1, 1996 and terminates on June 30, 1997. Each collar represents a notional amount of 1,680,000 gallons with a cap price of $0.5900 per gallon and a floor price of $0.4920 and $0.4695 per gallon.

7.  SUBSEQUENT EVENTS:

  One of the Company's railroads, the Austin & Northwestern Railroad Company, Inc. (the "Austin & Northwestern"), began operations on August 15, 1986 under a 10 year management agreement with Capital Metro, the Austin, Texas area transit authority and the city of Austin. This agreement provided for renewal options for three additional 10 year terms. The Austin & Northwestern decided not to pursue further its rights unilaterally to renew the existing contract for an additional 10 year period and to cease operations on or before the expiration of the original contract term in August 1996. As a result, the Company, Capital Metro and the City of Austin entered into an agreement under which the Company, Capital Metro and the City of Austin sought a substitute operator and under which the Company was released from certain contingent liabilities. On May 6, 1996, the Company ceased operations of the Austin & Northwestern as a new operator commenced operations. Additionally, on May 1, 1996, the City of Austin requested that the Austin and Northwestern perform certain additional improvements to the facilities formerly operated by the railroad. The Austin and Northwestern intends to decline to make such improvements and believes it has no obligation to do so.






            The remainder of this page is intentionally left blank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

     The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles operated by RailTex has grown to more than 3,330 at March 31, 1996.

     The Company has added railroad properties to its portfolio through purchase of track and roadbed, lease of such assets, and contracts to operate such assets under management agreements. These arrangements relate only to the physical assets of the railroad property; the Company has not assumed any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

     Because of variations in the structure, timing and size of portfolio additions and differences in economics among the Company's portfolio railroads resulting from the unique terms, rates and other provisions for each railroad's operation established through negotiation between RailTex and each divesting carrier, the Company's results of operations in any reporting period are not directly comparable to (i) its results of operations in other reporting periods or (ii) the results of operations of other railroad companies. Therefore, care should be taken when using traditional measurements of railroad operating performance, such as freight revenues per carload, operating ratio and labor ratio, in assessing or comparing the Company's operating results.

     "Comparable Railroad Properties" for each period are railroad properties which the Company operated throughout both the full current year period and the full prior year period. "New Railroad Properties" for each period are railroad properties which the Company began operating after the start of the prior year period.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

     The Company's net income for the three months ended March 31, 1996, increased approximately $455,000, or 26.3%, to $2.2 million from $1.7 million in the prior year period. Net income per share increased by 9.1% to $0.24 per share from $0.22 per share in the prior year period. Net income per share reflects a 15.9% increase in weighted average shares outstanding as a result of the Company's completion of a public offering of 1,150,000 shares of common stock in March 1995.

     Operating Revenues. Operating revenues for the three months ended March 31, 1996 increased by $3.5 million, or 13.8%, to $28.6 million from $25.1 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 64.7% of this increase. Operating revenues for Comparable Railroad Properties increased by $1.1 million, or 4.8%. Carloads transported increased by 9,653 carloads, or 12.6%, to 86,331 carloads from 76,678 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 39.7% of this increase. Carloads attributable to Comparable Railroad Properties increased by 5,820, or 8.0%, from the prior year period.

     Freight revenues for the three months ended March 31, 1996 increased by $2.8 million, or 12.9%, to $24.4 million from $21.6 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended March 31, 1996 and 1995.

          FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                        FREIGHT REVENUES                    CARLOADS
                                --------------------------------   ----------------------------
                                      1996              1995            1996           1995        AVERAGE FREIGHT
                                -----------------  --------------  --------------  -------------    REVENUES PER
                                                                                                     CARLOAD (1)
                                           % OF              % OF            % OF           % OF    --------------
COMMODITY GROUP                 DOLLARS   TOTAL   DOLLARS   TOTAL   NUMBER  TOTAL   NUMBER  TOTAL   1996     1995
- - ------------------------------  -------  -------  --------  ------  ------  ------  ------  ------  -----   -----

Lumber and forest products....  $ 5,124    21.0%   $ 4,422   20.5%  13,429   15.6%  11,646   15.2%  $ 382   $ 380
Coal..........................    3,901    16.0      3,982   18.5   19,907   23.1   18,674   24.3     196     214
Chemicals.....................    2,656    10.9      2,522   11.7    8,079    9.4    7,856   10.2     329     321
Scrap paper & paper products..    2,432    10.0      2,161   10.0    5,840    6.8    5,334    7.0     416     405
Scrap metal & metal products..    2,066     8.5      1,902    8.8    6,036    7.0    5,965    7.8     342     319
Farm products.................    2,052     8.4      1,672    7.8    9,002   10.4    7,160    9.4     228     232
Non-metallic ores.............    1,865     7.7      1,178    5.5    9,547   11.1    6,685    8.7     195     176
Food products.................    1,217     5.0      1,058    4.9    4,670    5.4    4,552    5.9     261     232
Petroleum products............    1,185     4.9        992    4.6    2,895    3.4    2,332    3.0     409     425
Minerals & stone..............      872     3.6        726    3.4    2,968    3.4    2,764    3.6     294     263
Other.........................      984     4.0        954    4.3    3,958    4.4    3,710    4.9     249     257
                                -------   -----    -------  -----   ------  -----   ------  -----
     Total....................  $24,354   100.0%   $21,569  100.0%  86,331  100.0%  76,678  100.0%  $ 282   $ 281
                                =======   =====    =======  =====   ======  =====   ======  =====

- - ----------
(1) Calculated as freight revenues divided by carloads.

     Approximately $1.9 million of the $2.8 million increase in freight revenues for the three months ended March 31, 1996 is attributable to a New Railroad Property. This property added approximately 3,800 carloads consisting primarily of scrap paper and paper products (851), scrap metal and metal products (636), chemicals (577), non-metallic ores (434), lumber and forest products (373), and food products (353). Freight revenues for Comparable Railroad Properties increased by approximately $855,000, or 4.4%, while carloadings for Comparable Railroad Properties increased by 5,820, or 8.0%.

     Non-freight revenues for the three months ended March 31, 1996 increased approximately $680,000, or 19.0%, to $4.3 million from $3.6 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire, car repair and lease income. These non-freight revenues contributed 14.9% and 14.2% of operating revenues in the three months ended March 31, 1996 and 1995, respectively. New Railroad Properties contributed approximately $311,000, or 45.7%, of the increase, primarily as a result of Amtrak revenues, car repair and lease income. Non-freight revenues for Comparable Railroad Properties increased approximately $235,000, or 7.3%, primarily as a result of increased switching and car hire income.

     Operating Expenses. Operating expenses for the three months ended March 31, 1996 increased by $2.6 million, or 12.1%, to $23.7 million from $21.1 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues), improved for the period to 82.8%, compared to 84.0% in the prior year period, primarily as a result of decreased equipment rents and materials expense as discussed below.

     The following table sets forth a comparison of the Company's operating expenses during the three month periods ended March 31, 1996 and 1995, in dollars and as a percentage of operating revenues:

                         OPERATING EXPENSES COMPARISON
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)


                                                    1996                  1995
                                             -------------------    ------------------
                                                          % OF                  % OF
                                                       OPERATING              OPERATING
                                             DOLLARS    REVENUE      DOLLARS   REVENUE
                                             -------   ----------    -------  ---------
Labor and benefits......................      $ 8,425       29.4%   $ 7,483       29.8%
Equipment rents.........................        3,270       11.4      3,873       15.4
Diesel fuel.............................        2,402        8.4      1,910        7.6
Depreciation and amortization...........        2,276        8.0      1,810        7.2
Purchased services......................        1,797        6.3      1,593        6.3
Casualties and insurance................        1,597        5.6      1,320        5.2
Materials...............................          971        3.4        995        4.0
Other...................................        2,941       10.3      2,133        8.5
                                              -------       ----    -------       ----
 Total..................................      $23,679       82.8%   $21,117       84.0%
                                              =======       ====    =======       ====

     Labor and benefits for the three months ended March 31, 1996 increased approximately $942,000, or 12.6%, to $8.4 million from $7.5 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 53.9% of this increase. Labor and benefits for Comparable Railroad Properties increased approximately $340,000, or 6.5%, due primarily to increased wages and overtime resulting from increased business levels. Headquarters' staff costs also increased by approximately 5.0% as a result of the addition of key personnel to support the Company's growth.

     Equipment rents for the three months ended March 31, 1996 decreased by approximately $603,000, or 15.6%, to $3.3 million from $3.9 million in the prior year period. Equipment rents attributable to New Railroad Properties increased by 44.5% due primarily to operating the New England Central Railroad for three full months in the current year period versus two months in the prior year period. Equipment rents for Comparable Railroad Properties decreased approximately 17.0% due primarily to decreased car hire expense. The decrease in car hire expense is due to certain arrangements made under which the Company agreed to place over 1,900 freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on one of its railroads. In addition, the car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's. Additionally, the implementation of car hire reclaim arrangements on certain types of equipment and the trackage rights arrangement with Norfolk Southern Railroad Co. on the Company's Georgia Southwestern Railroad contributed to the decrease in car hire expense.

     Diesel fuel expense for the three months ended March 31, 1996 increased by approximately $492,000, or 25.8%, to $2.4 million from $1.9 million in the prior year period. New Railroad Properties accounted for 50.4% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $244,000, or 14.2%, due to a combination of increased consumption related to increased carloadings and higher fuel prices during the current year period. The Company's average fuel cost per gallon increased approximately $0.05 per gallon, or 7.1%, in the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging contract to cap the cost of approximately 32.0% of the Company's estimated annual fuel consumption. Additionally, the Company has retained an independent contractor to negotiate fuel prices for the Company's railroads on a centralized basis. This contractor will be compensated on a percentage of cost savings.

     Depreciation and amortization for the three months ended March 31, 1996 increased by approximately $466,000, or 25.7%, to $2.3 million from $1.8 million in the prior year period. New Railroad Properties accounted for 57.9% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties in 1995 and 1996, and an increase in the size of the Company's locomotive fleet related to the Company's two most recent acquisitions.

     Purchased services for the three months ended March 31, 1996 increased approximately $204,000, or 12.8%, to $1.8 million from $1.6 million in the prior year period. Purchased services attributable to New Railroad Properties accounted for 19.1% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $77,000, or 5.2%, and was due primarily to increased contract labor related to intermodal and warehousing operations. The remainder is primarily due to increased headquarters expenses.

     Casualties and insurance expense for the three months ended March 31, 1996 increased by approximately $277,000, or 21.0%, to $1.6 million from $1.3 million in the prior year period. New Railroad Properties accounted for 30.3% of this increase. Casualties and insurance expense for Comparable Railroad Properties decreased by approximately $243,000, or 18.1%, due to lower insurance premiums related to an increase in the Company's self insured retention offset by increased self insured retention expense.

     Materials expense for the three months ended March 31, 1996 decreased by approximately $24,000, or 2.4%, to approximately $971,000 from approximately $995,000 in the prior year period. Materials costs associated with New Railroad Properties increased by approximately $180,000. Materials expense for Comparable Railroad Properties decreased approximately $273,000, or 28.3%, primarily as a result of decreased car repair and maintenance of way activities in the current year period. Various maintenance of way programs were postponed until subsequent months for weather related and other reasons.

     Other expenses for the three months ended March 31, 1996, including property and franchise taxes and joint facilities, increased approximately $808,000, or 37.9%, to $2.9 million from $2.1 million in the prior year period. Approximately 57.8% of this increase is attributable to New Railroad Properties. Other expenses for Comparable Railroad Properties increased by approximately $177,000, or 11.1%, due primarily to increased trackage rights expense and property taxes. Trackage rights expense increased due to the track lease and operating rights agreement with Norfolk Southern Railway Co. on the Company's Georgia Southwestern Railroad. Property taxes increased due to higher 1995 tax valuations. The remainder of the increase is due to increased corporate headquarters costs associated with the Company's growth.

     Other Income. Other income for the three months ended March 31, 1996 decreased by approximately $53,000, or 20.0%, to $265,000 from $318,000 in the prior year period due primarily to fewer sales of non- operating properties.

     Income Taxes. The Company's effective tax rate increased in the three months ended March 31, 1996 to 41.3% from 39.6% in the prior year period due to proportionally higher state income taxes in the current year period resulting primarily from the Company's two most recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

     During the three months ended March 31, 1996, the Company generated cash from operations of $7.3 million, of which $5.4 million was used to fund non-acquisition related capital expenditures and $1.0 million was used to reduce outstanding borrowings under the Company's bank credit facilities. Cash and cash equivalents increased by approximately $940,000 during the three months ended March 31, 1996 resulting in a cash balance at March 31, 1996 of $3.1 million.

     At March 31, 1996, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $58.4 million, which constituted 33.7% of its total capitalization. Comparable figures at December 31, 1995 were $58.9 million and 34.3%, respectively.

     The Company now anticipates that its maintenance capital expenditure requirements in 1996 for track, locomotives and equipment on properties it currently operates will be approximately $12.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be approximately $4.0 million.

     The Company believes its cash flow from operations together with available amounts under the U.S. Working Capital Facility will allow it to meet its liquidity and capital expenditure requirements for currently operated railroads through the expiration of the U.S. Working Capital Facility in May 1996. The Company and its lenders have agreed in principle on new domestic working capital and acquisition facilities to replace the U.S. Working Capital Facility and the U.S. Acquisition Facility which expire on May 31, 1996 and May 31, 1997, respectively. The new facilities carry substantially the same, or improved, terms and conditions as the current facilities. The Company and its lenders are in the process of finalizing documentation of the new facilities. The new facilities are contemplated to expire on April 30, 1999.

     At March 31, 1996, availability under the U.S. Acquisition Facility, the U.S. Working Capital Facility and the Canadian Revolving Credit Facility was, in U.S. dollars, $75.0 million, $10.0 million and approximately $4.0 million, respectively. The unused portion of the U.S. Acquisition Facility, the U.S. Working Capital Facility and the Canadian Revolving Credit Facility are subject to a 0.25% commitment fee. In addition, RailTex, Inc., the parent company, is a guarantor of the Canadian Revolving Credit Facility.

     Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make certain capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire capital stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At March 31, 1996, the Company was in compliance with all covenants pertaining to its senior bank debt, senior unsecured notes and senior subordinated debt.

INFLATION

     In recent years, inflation has not had a significant impact on the Company's operations. The Company's contracts with connecting carriers typically include clauses that adjust the Company's per car fees based on the ICC's cost or inflation indices.

SEASONALITY

     The Company's operating revenues from existing operations have not historically been subject to significant seasonal changes.

ACCOUNTING MATTERS

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued. FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting prescribed by APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method recommended by FAS 123 had been applied. The accounting requirements of FAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of FAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to continue measuring compensation costs using APB 25 and to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under FAS 123 had been applied. Therefore, FAS 123 is not expected to have a material effect on the financial condition or results of operations of the Company



            The remainder of this page is intentionally left blank.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NONE

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A).    EXHIBITS

 EXHIBIT
 NUMBER       DESCRIPTION OF DOCUMENT
 -------      -----------------------
  *3(i)       Restated Articles of Incorporation of the Company.

  *3(ii)      Bylaws of the Company.

  *4.1        Specimen Common Stock Certificate.

  *4.2 Note Agreement, dated as of January 1, 1993, among the Company and Massachusetts Mutual Life Insurance Company, MassMutual Participation Investors and MassMutual Corporate Investors.

  *4.3 Purchase Agreement, dated as of August 28, 1991, among the Company and Banc One Capital Partners Corporation, Ventex Partners Ltd., and First Century Partnership III.

**10.1        Credit Agreement, dated as of August 2, 1994, between the Company;
              First Interstate Bank of Texas, NA; National Bank of Canada; First Interstate Bank of Texas, NA, as Agent, and the several financial institutions that are parties to the Loan Agreement.

**10.2 Loan Agreement, dated as of August 2, 1994, between RailTex Canada, Inc. and National Bank of Canada.

**10.3 CDN $23,269,691.05 Promissory Note, dated August 2, 1994, between RailTex Canada, Inc. and National Bank of Canada.

  10.4        (This exhibit is intentionally left blank).

**10.5 Guaranty Agreement, dated August 2, 1994, by the Company in favor of National Bank of Canada.

  10.6        (This exhibit is intentionally left blank).

  10.7        (This exhibit is intentionally left blank).

*10.8 Contract for Rail Freight Service, dated July 31, 1986, by and between the City of Austin, Capital Metropolitan Transportation Authority and Austin Railroad Company, Inc.

*10.9 Indenture of Lease and Option to Purchase Agreement, dated February 28, 1990, by and between Southern Railway Company and Chesapeake and Albermarle Railroad Company, Inc.

*10.10 Lease Agreement, dated February 9, 1992, by and between Missouri Pacific Railroad Company and Dallas, Garland & Northeastern Railroad Company, Inc.

*10.11 Line Sale Contract, dated February 5, 1992, by and between Missouri Pacific Railroad Company and Dallas, Garland & Northeastern Railroad Company, Inc.

*10.12 Smithville, GA to White Oak, AL Lease and Option to Purchase Agreement, dated December 22, 1988, by and between Central of Georgia Railroad Company, the South Western Rail Road Company and South Carolina Central Railroad Company, Inc.

*10.13 Asset Purchase Agreement, dated October 29, 1990, by and between the Goderich-Exeter Railway Company Limited and Canadian National Railway Company.

*10.14 Operating and Marketing Agreement, dated October 29, 1990, between Goderich-Exeter Railway Company Limited and Canadian National Railway Company.

*10.15 Purchase and Sale Agreement, dated July 9, 1993, by and between Central Michigan Railway Company and Grand Rapids Eastern Railroad.

*10.16 Purchase and Sale Agreement, dated March 19, 1992, by and between Indiana Southern Railroad, Inc. and Consolidated Rail Corporation.

*10.17 Transportation Contract ICC-CR-C-4553, dated September 28, 1987, by and between Consolidated Rail Corporation and Indianapolis Power & Light Company and all amendments thereto.

*10.18 Lease Agreement, dated December 11, 1992, by and between Missouri Pacific Railroad Company and Missouri & Northern Arkansas Railroad Company, Inc.

*10.19 Line Sale Contract, dated December 11, 1992, by and between Missouri Pacific Railroad Company and Missouri & Northern Arkansas Railroad Company, Inc.

*10.20 Permanent Freight Railroad Operating Easement, dated March 31, 1993, by and between the Union Pacific Railroad Company and the Salt Lake City Southern Railroad Co., Inc.

*10.21 Administration and Coordination Agreement, dated March 31, 1993, by and between the Salt Lake City Southern Railroad Co., Inc. and the Utah Transit Authority.

*10.22 Agreement for Operation of Freight Service and Control Through Management of SD&AE, dated March 8, 1984, between San Diego and Arizona Eastern Railway Company, San Diego Metropolitan Transit Development Board and the Company.

   *10.23 Agreement, dated July 15, 1986, between San Diego and Imperial Valley Railroad and Ferrocarril Sonora-Baja California.

   *10.24 Lease Agreement, dated March 2, 1990, between Missouri Pacific Railroad Company and Mid-Michigan Railroad, Inc.

   *10.25 Lease and Option to Purchase Agreement, dated November 10, 1988, by and between Southern Railway Company and North Carolina & Virginia Railroad.

   *10.26 Asset Purchase Agreement, dated September 18, 1992, by and between Cape Breton & Central Nova Scotia Railway Limited and Canadian National Railway Company.

   *10.27 Operating and Marketing Agreement, dated September 18, 1992, between Cape Breton & Central Nova Scotia Railway Limited and Canadian National Railway Company.

   *10.28 Note Agreement, dated as of January 1, 1993, among the Company and Massachusetts Mutual Life Insurance Company, MassMutual Participation Investors and MassMutual Corporate Investors (included as Exhibit 4.2).

   *10.29 Purchase Agreement, dated as of August 28, 1991, among the Company and Banc One Capital Partners Corporation, Ventex Partners Ltd., and First Century Partners III (included as Exhibit 4.3).

   *10.30    Form of 1993 Stock Plan of the Company.

   *10.31 Form of Non-Statutory Stock Option Agreement between the Company and its officers.

   *10.32 Interest Rate Swap Agreement, dated September 16, 1992, between the Company and First Interstate Bank of Texas, NA

   *10.33 Form of Indemnification Agreement between the Company and its officers and directors.

   *10.34 Form of Indemnification Agreement between RailTex Service Co., Inc. and its officers and directors.

 ***10.35 First Amendment to Credit Agreement, dated as of February 3, 1995, between the Company; First Interstate Bank of Texas, NA; National Bank of Canada; First Interstate Bank of Texas, NA, as Agent, and the several financial institutions that are a party to the Credit Agreement.

   *10.36 Right of First Refusal Agreement, dated October 1, 1993, between Cape Breton & Central Nova Scotia Railway Limited and Canadian National Railway Company.

 ***10.37 Sale Agreement--Siskiyou Line, Coos Bay Branch and White City Branch, dated as of November 21, 1994, by and between Southern Pacific Transportation Company and Central Oregon & Pacific Railroad, Inc.

 ***10.38 First Amendment to Sale Agreement--Siskiyou Line, Coos Bay Branch and White City Branch, dated as of December 31, 1994, by and between Southern Pacific Transportation Company and Central Oregon & Pacific Railroad, Inc.

   ***10.39 Lease Agreement, dated as of December 31, 1994, by and between Southern Pacific Transportation Company and Central Oregon & Pacific Railroad, Inc.

   ***10.40 Cooperative Marketing Agreement, dated as of December 31, 1994, by and between Southern Pacific Transportation Company and Central Oregon & Pacific Railroad, Inc.

 *****10.41   The Note Agreement, dated as of September 1, 1995, between the
              Company and the Purchasers named on Schedule I on Note Agreement.

 *****10.42   Second Amendment to Credit Agreement, dated as of October 9, 1995, among First Interstate Bank of Texas, NA, individually and as Agent, National Bank of Canada and the Company.

 *****10.43   Loan Amending Agreement, dated as of October 11, 1995, between
              RailTex Canada, Inc. and National Bank of Canada.

******10.44   Form of Non-Statutory Stock Option Agreement between the Company and its outside directors.

   ***10.45 Letter of Intent, dated May 23, 1994, between Central Vermont Railway, Inc. and RailTex Service Company, Inc.

  ****10.46   Lease and Sale Agreement, dated October 6, 1994, by and between
              New England Central Railroad, Inc. and Central Vermont Railway,
              Inc.

 *****10.47   The Note Agreement (the "Canadian Note Agreement"), dated as of
              September 1, 1995, between RailTex Canada, Inc. and the Purchasers named on Schedule I to the Canadian Note Agreement.

 *****10.48   Guaranty Agreement, dated as of September 1, 1995, by RailTex,
              Inc. in favor of Purchasers named on Schedule I to the Canadian
              Note Agreement.

     +10.49 Interest Rate Swap Agreement, dated January 24, 1995, between National Bank of Canada and RailTex Canada, Inc.

     +10.50 Form of Split Dollar Insurance agreement between the Company and its Executive Officers.

      11.1    Statement Regarding Computation of Per Share Earnings.

      27      Financial Data Schedule
- - ------------------
 * These exhibits are incorporated by reference to the same Exhibit to the Registrant's Registration Statement No. 33-68938 filed on Form S-1 with the Securities and Exchange Commission (the "Commission") on September 16, 1993, as amended by Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on November 1, 1993, Amendment No. 2 to Form S-1 Registration Statement filed with the Commission on November 16, 1993 and Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on November 19, 1993.

** These exhibits are incorporated by reference to the same Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

   *** These exhibits are incorporated by reference to the same Exhibit to the Registrant's Registration Statement No. 33-80782 filed on Form S-1 with the Commission on June 28, 1994, as amended by Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on September 1, 1994, Amendment No. 2 to Form S-1 Registration Statement filed with the Commission on February 17, 1995 and Amendment No.3 to Form S-1 Registration Statement filed with the Commission on March 6, 1995.

  **** These exhibits are incorporated by reference to the same Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

 ***** These exhibits are incorporated by reference to the same Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

****** This exhibit is incorporated by reference to the same Exhibit to the Registrant's Form 10-K for the year ended December 31, 1993.

     + These exhibits are incorporated by reference to the same Exhibit to the Registrants Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 29, 1996.

  (B).   Reports on Form 8-K:
         -------------------
    No Reports on Form 8-K were filed by the Registrant during the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.


                                      RAILTEX, INC.

Date: May 14, 1996                    By: /s/ LAURA D. DAVIES
                                          ---------------------------
                                      Name: LAURA D. DAVIES
                                      Title: Vice President and Chief Financial
                                             Officer



Date: May 14, 1996                    By: /s/ ALLEN L. SMITH
                                          ---------------------------
                                      Name:  ALLEN L. SMITH
                                      Title:  Controller and Chief Accounting
                                              Officer