Form 10-Q
period 1996-06-30
RAILTEX INC
filed 1996-08-14
CIK 877326

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

             [x] Quarterly report pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996


                                      or

         [ ] Transition report pursuant to section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
              from _____________________ to _____________________

                       Commission File Number 34-022552


                                 RAILTEX, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Texas                                       74-1948121
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)


     4040 Broadway, Suite 200                                78209
        San Antonio, Texas                                 (Zip Code)
(Address of principal executive offices)

Registrant's telephone number,
     including area code:                                (210) 841-7600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  x   YES                              NO
                -----                            -----

                                                             Number of
                                                              Shares
        Title of Class                                      Outstanding
        --------------                                      -----------
 Common Stock, $0.10 Par Value                               9,110,606

                                     INDEX


PART I - Financial Information:

       Item 1. Financial Statements:                                    Page
                                                                        ----
         Consolidated Statements of Income - For the Three and
         Six Months Ended June 30, 1995 and 1996......................     3

         Consolidated Balance Sheets - December 31, 1995 and
         June 30, 1996................................................     4

         Consolidated Statements of Cash Flows - For the Six Months
         Ended June 30, 1995 and 1996.................................     5

         Notes to Consolidated Financial Statements...................     6


       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................    11

PART II - Other Information...........................................    21

Signatures............................................................    27

ITEM 1. FINANCIAL STATEMENTS

                        RAILTEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         FOR THE THREE MONTHS                  FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                       ENDED JUNE 30,
                                                         --------------------                 --------------------
                                                            1995       1996                     1995         1996
                                                         ---------    -------                 ---------     ------
OPERATING REVENUES......................                $   27,295    $30,148                $   52,439    $58,757

OPERATING EXPENSES:
 Transportation.........................                     8,640      9,217                    16,704     18,338
 General and administrative.............                     5,456      5,324                     9,879     10,850
 Equipment..............................                     4,080      3,881                     8,211      7,541
 Maintenance of way.....................                     2,701      3,617                     5,391      6,713
 Depreciation and amortization..........                     1,999      2,451                     3,809      4,727
 Special Charge (Note 2)................                     2,140         --                     2,140         --
                                                        ----------    -------                ----------    -------
  Total operating expenses..............                    25,016     24,490                    46,134     48,169
                                                        ----------    -------                ----------    -------

OPERATING INCOME........................                     2,279      5,658                     6,305     10,588

INTEREST EXPENSE........................                    (1,348)    (1,541)                   (2,830)    (3,020)

OTHER INCOME............................                       319        175                       637        440
                                                        ----------    -------                ----------    -------

INCOME BEFORE INCOME TAXES..............                     1,250      4,292                     4,112      8,008

INCOME TAXES............................                      (605)    (1,671)                   (1,739)    (3,204)
                                                        ----------    -------                ----------    -------

NET INCOME..............................                $      645    $ 2,621                $    2,373    $ 4,804
                                                        ==========    =======                ==========    =======

NET INCOME PER SHARE....................                     $0.07      $0.28                     $0.28      $0.52
                                                        ==========    =======                ==========    =======

WEIGHTED AVERAGE NUMBER OF COMMON
 STOCK AND COMMON STOCK EQUIVALENTS
 OUTSTANDING............................                     9,214      9,235                     8,587      9,230



                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                           DECEMBER 31,           JUNE 30,
              ASSETS                          1995                  1996
              ------                       ------------          -----------
                                            (AUDITED)            (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents............    $  2,130             $  5,574
   Accounts receivable, net.............      19,522               20,074
   Prepaid expenses.....................       2,244                1,656
   Deferred tax assets, net.............       2,027                2,128
                                            --------             --------
      Total current assets..............      25,923               29,432
                                            --------             --------

PROPERTY AND EQUIPMENT, NET.............     174,593              197,445
                                            --------             --------

OTHER ASSETS:
   Investment, at cost (Note 4).........          --                8,229
   Other................................       4,466                4,452
                                            --------             --------
      Total other assets................       4,466               12,681
                                            --------             --------

      Total assets......................    $204,982             $239,558
                                            ========             ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
   Short-term notes payable, net........    $  1,289             $    417
   Current portion of long-term debt....       1,718                2,218
   Accounts payable.....................      10,572               12,092
   Accrued liabilities..................       7,302               10,747
                                            --------             --------
      Total current liabilities.........      20,881               25,474
                                            --------             --------
DEFERRED INCOME TAXES...................      11,129               16,689
                                            --------             --------
LONG-TERM DEBT..........................       1,208               20,097
                                            --------             --------
SENIOR NOTES PAYABLE....................      50,985               50,983
                                            --------             --------
SENIOR SUBORDINATED NOTES PAYABLE.......       5,000                5,000
                                            --------             --------
OTHER LIABILITIES.......................       3,177                3,889
                                            --------             --------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
   Preferred Stock; $1.00 par value;
    10 million shares authorized;
    no shares issued or outstanding
    at December 31 and June 30..........          --                   --
   Common Stock; $.10 par value; 30 million
    shares authorized; 9,110,606 issued
    and outstanding at December 31 and
    June 30.............................         911                  911
   Additional paid-in capital...........      83,439               83,439
   Retained earnings....................      28,316               33,120
   Cumulative translation adjustment....         (64)                 (44)
                                            --------             --------
       Total shareholders' equity.......     112,602              117,426
                                            --------             --------
       Total liabilities and
        shareholders' equity............    $204,982             $239,558
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

                        RAILTEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                   FOR THE SIX MONTHS
                                                     ENDED JUNE 30,
                                            -----------------------------
                                              1995                 1996
                                            --------             --------
OPERATING ACTIVITIES:
 Net income.............................    $  2,373             $  4,804
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization.......       3,809                4,727
    Special charge......................       2,140                   --
    Deferred income taxes...............       1,031                1,346
    Amortization of deferred financing
     costs..............................         133                  188
    Provision for losses on accounts
     receivable.........................         164                  301
    Gain on sale of assets..............        (517)                (332)
    Changes in current assets and
     liabilities--
      Accounts receivable...............      (5,695)                 279
      Prepaid expenses..................         740                  760
      Accounts payable and accrued
       liabilities......................       3,082                3,255
                                            --------             --------
    Net cash provided by operating
     activities.........................       7,260               15,328
                                            --------             --------

INVESTING ACTIVITIES:
 Payment for purchase of Indiana & Ohio
  Railcorp, net of cash acquired........          --               (8,989)
 Purchase of property and equipment.....     (52,540)             (10,177)
 Investment in Ferrovia
  Centro-Atlantica S.A..................          --               (8,229)
 Proceeds from sale of property and
  equipment.............................         542                  353
 Organization and acquisition costs.....        (998)                (280)
 Other..................................          --                  (96)
                                           ---------             --------
   Net cash used in investing activities     (52,996)             (27,418)
                                           ---------             --------

FINANCING ACTIVITIES:
 Short-term notes payable, net..........      (1,210)                (873)
 Sale of common stock...................      25,607                   --
 Proceeds from long-term debt...........      47,150               19,752
 Deferred financing costs...............        (110)                (174)
 Principal payments on long-term debt...     (26,683)              (3,324)
 Change in other long-term liabilities..          --                  134
                                            --------             --------
   Net cash provided by financing
    activities..........................      44,754               15,515
                                            --------             --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.          45                   19
                                            --------             --------

NET CHANGE IN CASH AND CASH EQUIVALENTS.        (937)               3,444

CASH AND CASH EQUIVALENTS, beginning of
 period.................................       2,167                2,130
                                            --------             --------

CASH AND CASH EQUIVALENTS, end of period    $  1,230             $  5,574
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

                        RAILTEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of RailTex, Inc. and its wholly owned subsidiaries. References to "RailTex" or the "Company" mean RailTex, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.  SPECIAL CHARGE:

     One of the Company's railroads, the Austin & Northwestern Railroad Company, Inc. (the "Austin & Northwestern"), began operations on August 15, 1986 under a 10 year management agreement with Capital Metro, the Austin, Texas area transit authority and the City of Austin. This agreement provided for renewal options for three additional 10 year terms. The Austin & Northwestern decided not to pursue further its rights unilaterally to renew the existing contract for an additional 10 year period and to cease operations on or before the expiration of the original contract term in August 1996. As a result, the Company, Capital Metro and the City of Austin entered into an agreement under which the Company, Capital Metro and the City of Austin sought a substitute operator and under which the Company was released from certain contingent liabilities. Therefore, the Company recorded a Special Charge, in the second quarter of 1995, in the amount of $2,140,000 before tax and $1,389,000 after tax, or $0.15 per share, representing the write down of the unamortized value of leasehold improvements of the Austin & Northwestern. Additionally, on May 6, 1996, the Company ceased operations of the Austin & Northwestern as a new operator commenced operations.

3.  ACQUISITIONS:

     On February 4, 1995, a newly formed subsidiary of the Company, New England Central Railroad, Inc. (the "NECR") acquired certain assets of the Central Vermont Railway, Inc. (the "Central Vermont"). The purchase price, including related costs, was $40.2 million and was funded by borrowings under the Company's

                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


U.S. Acquisition Facility. Unlike all of its previous acquisitions, the Company acquired substantially all of the assets of the Central Vermont, hired a substantial number of the Central Vermont employees to operate the NECR and assumed certain contracts of the Central Vermont. Consequently, this acquisition has been accounted for using the purchase method of accounting.

     On June 4, 1996, the Company acquired 100% of the outstanding stock of the Indiana & Ohio Railcorp, (the "I&O"), an existing short line railroad headquartered in Cincinnati, Ohio. Through its subsidiaries, the I&O operates 10 line segments totaling 230 miles of track in southwestern Ohio and southeastern Indiana. The purchase price was $12.4 million including a $8.9 million cash payment and the assumption of $3.5 million of long term debt. This acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of the acquisition. (See Note 7)

     The following unaudited pro forma results of operations for the six months ended June 30, 1995 and 1996, assumes the acquisition of the NECR and the I&O occurred as of January 1, 1995 (dollars are in thousands except per share amounts).


                          SIX MONTHS ENDED
                              JUNE 30,
                         -----------------
                           1995      1996
                         -------   -------

Operating Revenues....   $58,177   $61,499
                         =======   =======

Net Income............   $ 3,035   $ 4,671
                         =======   =======

Net Income Per Share..   $  0.33   $  0.51
                         =======   =======

     These proforma results have been prepared for comparative purposes only and include certain adjustments such as depreciation expense as a result of a step-up in the basis of fixed assets and an adjustment of depreciable lives, additional amortization expense as a result of organization costs and increased interest expense on acquisition debt. These results do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1995 or of future results of operations of the consolidated entities.

4.  INVESTMENTS:

     In June 1996, a newly formed wholly owned subsidiary of the Company, RailTex International Holdings, Inc., completed its initial investment in a Consortium which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. The Consortium, for which a new company was subsequently formed and named Ferrovia Centro Atlantica S.A., was awarded the concession at the government's minimum bid price of approximately U.S. $318.0 million. The Brazilian government structured the transaction as a 30 year concession with a 20.0% down payment and future lease payments due in quarterly installments after an initial two year grace period. RailTex International Holdings owns 12.5% of the voting stock and 13.4% of the non-voting stock of Ferrovia Centro Atlantica S.A. and will account for the transaction using the cost method of accounting. The Company's initial investment, which funded its share of the down payment, was approximately U.S. $8.2 million and was funded by borrowings under the U.S. Acquisition Facility. During the last six months of 1996, an additional investment of approximately U.S. $7.9 million will be required to provide initial working capital to Ferrovia Centro Atlantica S.A. and is expected to be funded by additional borrowings under the U.S. Acquisition Facility.

                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


5.   LONG TERM DEBT:

     On May 17, 1996 the Company entered into a new domestic credit agreement consisting of a $10.0 million domestic working capital facility (the "U.S. Working Capital Facility") and a $75.0 million domestic acquisition facility (the "U.S. Acquisition Facility"), replacing similar facilities which would expire in May 1996 and May 1997 respectively. The Company may borrow up to 65.0% of its eligible accounts receivable under the U.S. Working Capital Facility to provide working capital and may borrow under the U.S. Acquisition Facility to finance acquisitions of property and equipment which meet defined criteria. The new facilities expire on April 30, 1999. Interest is payable monthly under the U.S. Working Capital Facility until April 30, 1999 when all borrowings become payable. New borrowings under the U.S. Acquisition facility are monthly interest only until they are rolled into a term note annually on April 30. The term notes are amortized over a six year period, however all borrowings become payable three years from their date of funding, none later than April 30, 2002. Both the U.S. Working Capital and U.S. Acquisition Facility bear interest rates based on stated borrowing margins over the London Interbank Offered Rate ("LIBOR") or the U.S. prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. On June 30, 1996 borrowings outstanding under the U.S. Acquisition Facility were $19.3 million. There were no borrowings under the U.S. Working Capital Facility at June 30, 1996.

     On June 21, 1996 the Company entered into a new Canadian credit agreement consisting of a $5.0 million Canadian revolving working capital facility (the "Canadian Working Capital Facility"), which replaced a revolving credit facility that expired May 31, 1996 and was subsequently extended until the closing of the new agreement, and a new $25.0 million Canadian acquisition credit agreement (the "Canadian Acquisition Facility"). The Canadian credit agreements contain terms and conditions similar to the U.S. Agreements. The Canadian facilities bear interest based on stated borrowing margins over the bankers acceptance rate (the "BA Rate") or the Canadian prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. On June 30, 1996 borrowings outstanding under the Canadian Working Capital Facility were CDN $1.0 million. There were no borrowings under the Canadian Acquisition Facility at June 30, 1996.

     Covenants contained in the agreements evidencing the Company's senior and senior subordinated debt prohibit the Company from paying dividends in its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures over a defined limit and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments, or guarantees. The Company is required to maintain a minimum tangible net worth and to meet certain other financial ratios. At June 30, 1996 the Company was in compliance with all covenants.

6.  STOCK OPTIONS:

     The Company grants non-qualified stock options to outside Directors and key employees of the Company. In September 1993, the Board of Directors and shareholders of the Company approved an equity incentive plan (the "93 Plan"). On June 12, 1996, the 1993 Plan was amended which (i) increased the maximum number of shares of Common Stock under the 1993 Plan from 750,000 to 1,250,000, without reduction for the number of shares issued upon exercise of options granted outside of the 1993 Plan; (ii) extended the exercise period for Outside Directors' Options from two to 10 years and increased the number of shares which may be purchased under Outside Director's Options from 2,000 to 3,000; (iii) specified 1,250,000 shares as the maximum number of shares issuable under the 1993 Plan to any employee in any year; (iv) permitted the 1993 Plan administrator to specify shorter vesting periods for non-qualified options; and
(v) clarified that cashless exercises of stock rights are permitted under the 1993 Plan.

                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



     In January 1996, the Company granted each outside Director of the Company options to purchase 2,000 shares of Common Stock for a total of 12,000 options under the 93 Plan. These options are exercisable over a two year period at the fair market value of Common Stock on the date of the grant of $21.00 per share.

     In January, March and June 1996, the Company granted options to purchase 10,000 shares, 20,371 shares and 373,000 shares of Common Stock, respectively, to certain key employees under the 93 Plan, as amended. These options are exercisable at the rate of 20.0% per year from the date of the grant at the fair market value of Common Stock on the date of the grant of $21.13 per share, $24.75 per share and $24.25 per share, respectively.

7.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental disclosures of cash flow information (in thousands):

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                     ----------------
                                                                      1995     1996
                                                                     -------  -------
                     Cash paid during the period for:
                         Interest..................................   $2,277   $2,252
                         Income Taxes..............................    1,501    1,051

                     Non-cash investing and financing activities:
                         Capital leases............................      737      104
                         Grants....................................      298      612
                         Conversion of senior subordinated notes...    5,000       --
                         Exercise of non-qualified stock options...    2,574       --
                         Prepaid secondary offering costs..........      247       --

     On June 4, 1996, the Company acquired 100% of the outstanding capital stock of Indiana & Ohio Railcorp for $8.9 million cash and the assumption of approximately $3.5 million of long term debt and approximatley $5.3 million of other liabilities (see note 3). In conjunction with the acquisition, liabilities were assumed as follows (in thousands):


                     Fair value of assets acquired..  $17,669
                     Cash paid for capital stock....    8,873
                                                      -------
                         Liabilities assumed........  $ 8,796
                                                      =======

8.  COMMITMENTS AND CONTINGENCIES:

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

                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


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

     A Class I Railroad, which interchanges traffic with one of the Company's railroads has filed a complaint against the Company in the United States District Court for the Western District of Missouri. In this lawsuit, the Plaintiff seeks recovery of certain switching and joint facility charges amounting to approximately $632,000. The Company has interposed certain defenses, including payment of substantially all of the joint facility charges and the inapplicability of the switching charges. Since the service for which the switching charges have been asserted is ongoing, it is likely that additional charges accruing through the date the lawsuit is resolved will be asserted. Discovery is in progress and trial has been set for February 1997. The Company believes it has meritorious defenses and is vigorously defending this litigation, therefore, no amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

     The Company maintains insurance to cover costs associated with personal injury, including death, and property damage, including derailments. The Company's primary liability policy is subject to a self-insured retention which was increased to $500,000 per occurrence from $250,000 per occurrence as of July 15, 1996. In addition, the Company maintains an excess liability policy which provides supplemental coverage for losses in excess of primary policy limits. With respect to its transportation of hazardous commodities, the Company's liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policy. The Company also maintains all-risk property damage coverage, including damage to property of shippers, subject to applicable retentions.

     The Company is also involved in other litigation and various legal matters which are being defended and handled in the ordinary course of business. In management's judgment, based on the opinion of the Company's legal counsel, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position and results of operations.

9.  SUBSEQUENT EVENTS:

     On July 20, 1996, the Company's Central Oregon & Pacific Railroad (the "CORP") experienced a derailment on its Siskiyou line in southern Oregon, derailing five cars. One of the cars, a tank car containing formaldehyde solution, ruptured and began to leak. CORP personnel immediately responded to the accident and called in the appropriate governmental and environmental agencies. The spill of approximately 700 gallons of solution was cleaned up shortly after the accident occurred. The total cost of this derailment and clean up is estimated to be approximately $750,000, of which the Company will be responsible for $600,000 under its property damage and liability insurance policies.


            The remainder of this page is intentionally left blank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

     The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles operated by RailTex has grown to more than 3,500 at June 30, 1996.

     The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, and contracts to operate such assets under management agreements. These arrangements typically relate only to the physical assets of the railroad property; except for the purchase of the Indiana & Ohio Railcorp, the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

     Comparable Railroad Properties for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, include all railroads except for the Indiana & Ohio Railcorp (the "I&O") which commenced operations on June 4, 1996 and the Austin and Northwestern Railroad (the "AUNW") which terminated operations on May 6, 1996.

     Excluding the impact of the special charge recorded in 1995, the Company's net income for the three months ended June 30, 1996, increased approximately $587,000, or 28.9%, to $2.6 million from $2.0 million in the prior year period and net income per share increased 27.3% to $0.28 per share from $0.22 per share in the prior year period. Including the impact of the special charge recorded in 1995, net income for the three months ended June 30, 1996 increased $2.0 million, or 306.4% to $2.6 million from approximately $645,000 in the prior year period and net income per share increased 400.0% to $0.28 per share from $0.07 per share in the prior year period.

     The following table compares operating revenues, operating expenses, operating income and income before income taxes, excluding the 1995 special charge, for the three months ended June 30, 1995 and 1996:

                                            THREE MONTHS
                                           ENDED JUNE 30,
                                          1995       1996
                                        ---------  ---------

          Operating Revenues..........   $27,295    $30,148
          Operating Expenses..........    22,876     24,490
                                         -------    -------
          Operating Income............     4,419      5,658
          Other Income (Expense)......    (1,029)    (1,366)
                                         -------    -------
          Income Before Income Taxes..   $ 3,390    $ 4,292
                                         =======    =======

     Operating Revenues. Operating revenues for the three months ended June 30, 1996 increased by $2.9 million, or 10.5%, to $30.1 million from $27.3 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 24.3% of this increase. Operating revenues for Comparable Railroad Properties increased $2.2 million, or 8.1%. Carloads transported increased by 10,212 carloads, or 12.8%, to 89,803 carloads from 79,591 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 11.0% of this increase. Carloads attributable to Comparable Railroad Properties increased by 9,564, or 12.1%, from the prior year period.

     Freight revenues for the three months ended June 30, 1996 increased $2.7 million, or 11.5%, to $25.8 million from $23.2 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended June 30, 1995 and 1996.

          FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1996
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                          AVERAGE FREIGHT
                                                                                                           REVENUES PER
                                          FREIGHT REVENUES                          CARLOADS                CARLOAD(1)
                                --------------------------------------  -------------------------------   ---------------
                                        1995                1996              1995            1996        1995      1996
                                --------------------  ----------------  ---------------  --------------   ----      ----
                                             % OF               % OF             % OF             % OF
COMMODITY GROUP                 DOLLARS      TOTAL    DOLLARS   TOTAL   NUMBER   TOTAL   NUMBER   TOTAL
- ---------------                 -------      -------  -------   ------  ------   ------  ------   -----
Lumber and forest products....  $ 4,719       20.4%  $ 5,671     22.0%  11,641    14.6%  14,460    16.1%   $405      $392
Coal..........................    3,436       14.8     4,249     16.5   16,933    21.3   22,315    24.8     203       190
Chemicals.....................    2,535       10.9     2,744     10.6    7,506     9.4    7,996     8.9     338       343
Farm products.................    1,729        7.5     2,120      8.2    7,523     9.5    8,008     8.9     230       265
Scrap paper & paper products..    2,620       11.3     2,094      8.1    6,115     7.7    5,087     5.7     428       412
Scrap metal & metal products..    2,080        9.0     2,048      7.9    6,527     8.2    6,023     6.7     319       340
Non-metallic ores.............    1,488        6.4     1,832      7.1    8,090    10.2    9,658    10.8     184       190
Food products.................    1,263        5.5     1,446      5.6    5,103     6.4    5,381     6.0     248       269
Minerals & stone..............    1,060        4.6     1,279      5.0    3,693     4.6    3,712     4.1     287       345
Petroleum products............    1,213        5.2     1,033      4.0    2,719     3.4    2,569     2.9     446       402
Other.........................    1,012        4.4     1,294      5.0    3,741     4.7    4,594     5.1     271       282
                                -------   --------   -------    -----   ------   -----   ------   -----
 Total........................  $23,155      100.0%  $25,810    100.0%  79,591   100.0%  89,803   100.0%   $291      $287
                                =======   ========   =======    =====   ======   =====   ======   =====

- --------------
(1) Calculated as freight revenues divided by carloads.

     Approximately $500,000, or 19.9%, of the increase in freight revenues for the three months ended June 30, 1996, is attributable to a New Railroad Property. This property added 1,126, carloads consisting primarily of chemicals
(223), non-metallic ores (222) and scrap paper and paper products (192). Freight revenues for Comparable Railroad Properties increased $2.3 million, or 10.0%, while carloadings for Comparable Railroad

Properties increased by 9,654, or 12.1%, consisting primarily of coal (5,382), lumber and forest products (2,784) and non-metallic ores (1,633).

     Non-freight revenues for the three months ended June 30, 1996 increased approximately $198,000, or 4.8%, to $4.3 million from $4.1 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These non-freight revenues contributed 14.4% and 15.2% of operating revenues in the three months ended June 30, 1996 and 1995, respectively. New Railroad Properties contributed approximately $164,000, or 82.8%, of the increase. Non-freight revenues for Comparable Railroad Properties decreased approximately $102,000, or 2.5%, primarily as a result of decreased Amtrak revenues, car repair and other income which were partially offset by increases in car hire income, switching income and demurrage. The remainder of the increase is due to operating revenues associated with the Company's agreement with Tengizchevroil ("TCO") to provide operating management of the TCO railroad in Kazakhstan and due to a consulting fee earned in connection with the Company's investment in Ferrovia Centro Atlantica S.A.

     Operating Expenses. Operating expenses, excluding the special charge recognized in 1995, for the three months ended June 30, 1996 increased $1.6 million, or 7.1%, to $24.5 million from $22.9 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues), decreased for the period to 81.2%, compared to 83.8% in the prior year period, primarily as a result of decreased equipment rents as discussed below. Including the special charge recorded in 1995, the Company's operating ratio improved by 10.5 points to 81.2% from 91.7% in the prior year period.

     The following table sets forth a comparison of the Company's operating expenses during the three month periods ended June 30, 1995 and 1996, in dollars and as a percentage of operating revenues:

                         OPERATING EXPENSES COMPARISON
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1996
                            (DOLLARS IN THOUSANDS)

                                                      1995                          1996
                                           -------------------------      -------------------------
                                                      % OF OPERATING                 % OF OPERATING
                                           DOLLARS        REVENUE         DOLLARS        REVENUE
                                           -------        -------         -------        -------
Labor and benefits......................  $ 8,441          30.9%          $ 8,663         28.7%
Equipment rents.........................    3,837          14.1             3,416         11.3
Depreciation and amortization...........    1,998           7.3             2,451          8.1
Diesel fuel.............................    1,875           6.9             2,277          7.6
Purchased services......................    1,476           5.4             2,179          7.2
Casualties and insurance................    1,398           5.1             1,322          4.4
Materials...............................    1,151           4.2             1,139          3.8
Other...................................    2,700           9.9             3,043         10.1
                                          -------          ----           -------         ----
 Total excluding special charge.........   22,876          83.8            24,490         81.2
Special charge..........................    2,140           7.8                --           --
                                          -------          ----           -------         ----
 Total..................................  $25,016          91.7%          $24,490         81.2%
                                          =======          ====           =======         ====

     Labor and benefits for the three months ended June 30, 1996 increased approximately $222,000, or 2.6%, to $8.6 million from $8.4 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 90.5% of this increase. Labor and benefits for Comparable Railroad Properties were unchanged from the prior year period as increased wages associated with higher business levels at certain properties were offset by cost reductions at other properties. Additionally, headquarters' staff costs were essentially unchanged during the current year period. The remainder of the increase is due to labor and benefits associated with the management of the TCO railroad in Kazakhstan.

     Equipment rents for the three months ended June 30, 1996 decreased by approximately $421,000, or 11.0%, to $3.4 million from $3.8 million in the prior year period. Equipment rents attributable to New Railroad Properties increased by approximately $65,000 due to the I&O acquisition. Equipment rents for Comparable

Railroad Properties decreased approximately 9.0% due primarily to decreased car hire expense. The decrease in car hire expense is due to certain arrangements made under which the Company agreed to place over 1,900 freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on one of its railroads. In addition, the car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's. Additionally, the implementation of car hire reclaim arrangements on certain types of equipment and a trackage rights arrangement with a connecting Class I carrier on one of the Company's railroads, which resulted in lower car hire rates, contributed to the decrease in car hire expense.

     Depreciation and amortization for the three months ended June 30, 1996 increased by approximately $453,000, or 22.7%, to $2.5 million from $2.0 million in the prior year period. New Railroad Properties accounted for 11.9% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties in 1995 and 1996, increased locomotive depreciation related to the 1995 fleet expansion and depreciation of new computer hardware and software.

     Diesel fuel expense for the three months ended June 30, 1996 increased by approximately $402,000, or 21.4%, to $2.3 million from $1.9 million in the prior year period. New Railroad Properties accounted for 3.2% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $399,000, or 21.5%, due to a combination of higher fuel prices and increased consumption related to increased carloadings during the current year period. The Company's average fuel cost per gallon increased approximately $0.10 per gallon, or 14.5%, in the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 32.0% of the Company's estimated annual fuel consumption. Additionally, the Company has retained an independent contractor to negotiate fuel prices for the Company's railroads on a centralized basis. This contractor will be compensated on a percentage of cost savings.

     Purchased services for the three months ended June 30, 1996 increased approximately $703,000, or 47.6%, to $2.2 million from $1.5 million in the prior year period. Purchased services attributable to New Railroad Properties accounted for 12.8% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $371,000, or 27.9%, primarily due to increased contract labor related to maintenance of way and warehousing operations. The remainder is primarily due to increased headquarters' computer services expenses.

     Casualties and insurance expense for the three months ended June 30, 1996 decreased by approximately $77,000, or 5.4%, to $1.3 million from $1.4 million in the prior year period. Casualties and insurance expense for New Railroad Properties increased approximately $10,000. Casualties and insurance expense for Comparable Railroad Properties increased by $362,000, or 29.1%, due to an increase in derailments and weather related casualty expenses this increase for Comparable Railroad Properties was offset by lower headquarters insurance premiums and adjustments to its self insured retention liability.

     Materials expense for the three months ended June 30, 1996 decreased by approximately $12,000, or 1.0%, to $1.1 million from $1.1 million in the prior year period. Materials costs associated with New Railroad Properties increased by approximately $34,000. Materials expense for Comparable Railroad Properties decreased approximately $85,000, or 7.6%, primarily as a result of decreased car repair and locomotive materials in the current year period.

     Other expenses for the three months ended June 30, 1996, including property and franchise taxes and joint facilities, increased approximately $343,000, or 12.7%, to $3.0 million from $2.7 million in the prior year period. Approximately 22.7% of this increase is attributable to New Railroad Properties. Other expenses for Comparable Railroad Properties increased by approximately $156,000, or 7.7%, due primarily to increased trackage rights expense, property taxes and bad debt expense. Trackage rights expense increased due to the track lease and operating rights agreement with a connectiong Class I carrier on one of the Company's railroads. Property taxes increased due to higher tax valuations. The remainder of the increase is due to increased corporate headquarters' costs associated with the Company's growth.

     Other Income. Other income for the three months ended June 30, 1996 decreased by approximately $144,000, or 45.1%, to $175,000 from $319,000 in the prior year period due primarily to fewer sales of non-operating properties.

     Income Taxes. The Company's effective tax rate, excluding the 1995 special charge, decreased slightly in the three months ended June 30, 1996 to 38.9% from 40.0% in the prior year period.

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

     Comparable Railroad Properties for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 include all railroads except for the I&O which commenced operations on June 4, 1996, the New England Central Railroad (the "NECR") which commenced operations on February 4, 1995 and the AUNW which terminated operations on May 6, 1996.

     Excluding the impact of the special charge recorded in 1995, the Company's net income for the six months ended June 30, 1996 increased by $1.0 million, or 27.7%, to $4.8 million from $3.8 million in the prior year period. Net income per share increased 18.2% to $0.52 per share from $0.44 per share in the prior year period. Including the special charge recorded in 1995, the Company's net income increased by $2.4 million, or 102.4%, to $4.8 million from $2.4 million in the prior year period and net income per share increased 85.7% to $0.52 per share from $0.28 per share.

     The following table compares operating revenues, operating expenses, operating income and income before income taxes, excluding the special charge, for the six months ended June 30, 1995 and 1996:

                                            SIX MONTHS
                                          ENDED JUNE 30,
                                          1995      1996
                                        --------  --------

          Operating Revenues..........  $52,439   $58,757
          Operating Expenses..........   43,994    48,169
                                        -------   -------
          Operating Income............    8,445    10,588
          Other Income (Expense)......   (2,193)   (2,580)
                                        -------   -------
          Income Before Income Taxes..  $ 6,252   $ 8,008
                                        =======   =======

     Operating Revenues. Operating revenues for the six months ended June 30, 1996 increased by $6.3 million, or 12.0%, to $58.7 million from $52.4 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 49.9% of this increase. Operating revenues for Comparable Railroad Properties increased $3.1 million, or 6.8%. Carloads transported increased by 19,865 carloads, or 12.7%, to 176,134 carloads from 156,269 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 27.5% of this increase. Carloads attributable to Comparable Railroad Properties increased by 14,858, or 10.4%, from the prior year period.

     Freight revenues for the six months ended June 30, 1996 increased $5.4 million, or 12.2%, to $50.1 million from $44.7 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the six months ended June 30, 1995 and 1996.

          FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                       AVERAGE FREIGHT
                                                                                                        REVENUES PER
                                      FREIGHT REVENUES                            CARLOADS               CARLOAD(1)
                             -------------------------------------   --------------------------------  --------------
                                     1995               1996               1995             1996         1995    1996
                             ------------------    ---------------   ----------------  --------------    ----    ----
                                          % OF               % OF              % OF              % OF
COMMODITY GROUP              DOLLARS      TOTAL   DOLLARS    TOTAL   NUMBER    TOTAL   NUMBER   TOTAL
- ---------------              -------    --------  -------   ------   ------   -------  ------   -----
Lumber and forest products.  $ 9,141     20.4%   $10,796     21.5%   23,287    14.9%   27,889    15.8%   $393    $387
Coal.......................    7,419     16.6      8,150     16.2    35,607    22.8    42,222    24.0     208     193
Chemicals..................    5,057     11.3      5,400     10.8    15,362     9.8    16,075     9.1     329     336
Scrap paper & paper
 products..................    4,781     10.7      4,526      9.0    11,449     7.3    10,927     6.2     418     414
Farm products..............    3,400      7.6      4,172      8.3    14,683     9.4    17,010     9.7     232     245
Scrap metal & metal
 products..................    3,983      8.9      4,115      8.2    12,492     8.0    12,059     6.8     319     341
Non-metallic ores..........    2,667      6.0      3,697      7.4    14,775     9.5    19,205    10.9     181     193
Food products..............    2,321      5.2      2,662      5.3     9,655     6.2    10,051     5.7     240     265
Petroleum products.........    2,205      4.9      2,219      4.4     5,051     3.2     5,464     3.1     437     406
Minerals & stone...........    1,786      4.0      2,151      4.3     6,457     4.1     6,680     3.8     277     322
Other......................    1,965      4.4      2,276      4.6     7,451     4.8     8,552     4.9     264     266
                             -------    -----    -------    -----   -------   -----   -------   -----
 Total.....................  $44,725    100.0%   $50,164    100.0%  156,269   100.0%  176,134   100.0%   $286    $285
                             =======    =====    =======    =====   =======   =====   =======   =====

- ------------------------
(1) Calculated as freight revenues divided by carloads.

     Approximately $2.9 million, or 53.8%, of the $5.4 million increase in freight revenues for the six months ended June 30, 1996, is attributable to New Railroad Properties. These properties added approximately 5,460 carloads consisting primarily of scrap paper and paper products (993), scrap metal and metal products (823), non-metallic ores (811), chemicals (798), food products
(537) and lumber and forest products (447). Freight revenues for Comparable Railroad Properties increased $2.7 million, or 7.0%, while carloadings for Comparable Railroad Properties increased by 14,858, or 10.4%, consisting primarily of coal (6,593), lumber and forest products (4,160), non-metallic ores (3,884) and farm products (2,155).

     Non-freight revenues for the six months ended June 30, 1996 increased approximately $879,000, or 11.4%, to $8.6 million from $7.7 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These non-freight revenues contributed 14.6% and 14.7% of operating revenues in the six months ended June 30, 1996 and 1995, respectively. New Railroad Properties contributed approximately $225,000, or 25.6% of the increase, primarily as a result of Amtrak revenues, demurrage and lease income. Non-freight revenues for Comparable Railroad Properties increased approximately $396,000, or 6.2%, primarily as a result of increased car hire, switching and other income which were partially offset by corresponding decreases in car hire expenses. The remainder of the increase is due to operating revenues associated with the Company's agreement with TCO to provide operating management of the TCO railroad in Kazakhstan and due to a consulting fee earned in connection with the Company's investment in Ferrovia Centro Atlantica S.A.

     Operating Expenses. Operating expenses for the six months ended June 30, 1996, excluding the effects of the special charge recorded in 1995, increased $4.2 million, or 9.5%, to $48.2 million from $44.0 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues), decreased for the period to 82.0%, compared to 83.9% in the prior year period, primarily as a result of decreased labor and benefits, equipment rents and materials as discussed below. Including the special charge recorded in 1995, the Company's operating ratio improved by 6.0 points to 82.0% from 88.0% in the prior year period.

     The following table sets forth a comparison of the Company's operating expenses during the six month periods ended June 30, 1995 and 1996, in dollars and as a percentage of operating revenues:


                         OPERATING EXPENSES COMPARISON
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                            (DOLLARS IN THOUSANDS)


                                                       1995                            1996
                                                   ------------                    -------------
                                                         % OF OPERATING                % OF OPERATING
                                               DOLLARS       REVENUE         DOLLARS       REVENUE
                                               -------       -------         -------       -------
Labor and benefits......................       $16,145        30.8%          $17,088        29.1%
Equipment rents.........................         7,681        14.6             6,686        11.4
Depreciation and amortization...........         3,809         7.3             4,727         8.0
Diesel fuel.............................         3,786         7.2             4,679         8.0
Purchased services......................         2,711         5.2             3,975         6.8
Casualties and insurance................         2,669         5.1             2,919         5.0
Materials...............................         2,450         4.7             2,110         3.6
Other...................................         4,743         9.0             5,985        10.2
                                               -------        ----           -------        ----
 Total excluding special charge.........       $43,994        83.9%          $48,169        82.0%
Special charge..........................         2,140         4.1                --          --
                                               -------        ----           -------        ----
 Total..................................       $46,134        88.0%          $48,169        82.0%
                                               =======        ====           =======        ====

     Labor and benefits for the six months ended June 30, 1996 increased approximately $943,000, or 5.8%, to $17.0 million from $16.1 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 76.2% of this increase. Labor and benefits for Comparable Railroad Properties increased approximately $162,000, or 1.5%, despite the 10.4% increase in carloadings due primarily to a focus on cost containment. Headquarters' staff costs increased by approximately 3.0%.

     Equipment rents for the six months ended June 30, 1996 decreased by approximately $995,000, or 13.0%, to $6.7 million from $7.7 million in the prior year period. Equipment rents attributable to New Railroad Properties increased approximately $203,000, or 13.3%, due primarily to operating the New England Central Railroad for six months in the current year period versus five months in the prior year period. Equipment rents for Comparable Railroad Properties decreased approximately 10.7% due primarily to decreased car hire expense. The decrease in car hire expense is due to certain arrangements made under which the Company agreed to place over 1,900 freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on one of its railroads. In addition, the car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's. Additionally, the implementation of car hire reclaim arrangements on certain types of equipment and the trackage rights arrangement with a connecting Class I carrier on one of the Company's railroads, which resulted in lower car hire rates, contributed to the decrease in car hire expense. The remainder of the decrease is attributable to the AUNW which ceased operations in May 1996.

     Depreciation and amortization for the six months ended June 30, 1996 increased by approximately $918,000, or 24.1%, to $4.7 million from $3.8 million in the prior year period. New Railroad Properties accounted for 22.9% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties in 1995 and 1996, increased locomotive depreciation related to the 1995 fleet expansion and depreciation of new computer hardware and software.

     Diesel fuel expense for the six months ended June 30, 1996 increased by approximately $894,000, or 23.6%, to $4.7 million from $3.8 million in the prior year period. New Railroad Properties accounted for 45.1% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $490,000, or 14.9%, due to a combination of increased consumption related to increased carloadings and higher fuel prices during the current year period. The Company's average fuel cost per gallon increased approximately $0.07 per gallon, or 10.0%, in the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 32.0% of the Company's estimated annual fuel consumption. Additionally, the Company has retained an independent contractor to negotiate fuel prices for the Company's railroads on a centralized basis. This contractor will be compensated on a percentage of cost savings.

     Purchased services for the six months ended June 30, 1996 increased $1.3 million, or 46.6%, to $4.0 million from $2.7 million in the prior year period. Purchased services attributable to New Railroad Properties accounted for 8.2% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $809,000, or 35.2%, and was due primarily to increased contract labor related to maintenance of way, car repair and warehousing activities. The remainder is primarily due to increased headquarters' legal and computer services.

     Casualties and insurance expense for the six months ended June 30, 1996 increased by approximately $250,000, or 9.4%, to $2.9 million from $2.7 million in the prior year period. New Railroad Properties accounted for 62.8% of this increase. Casualties and insurance expense for Comparable Railroad Properties increased by approximately $92,000, or 3.8%, as lower insurance premiums related to an increase in the Company's self insured retention were offset by higher casualty expenses.

     Materials expense for the six months ended June 30, 1996 decreased by approximately $340,000, or 13.9%, to $2.1 million from $2.4 million in the prior year period. Materials costs associated with New Railroad Properties increased by approximately $216,000. Materials expense for Comparable Railroad Properties decreased approximately $620,000, or 29.2%, primarily as a result of decreased car repairs and locomotive repairs in the current year period.

     Other expenses for the six months ended June 30, 1996, including property and franchise taxes and joint facilities, increased $1.3 million, or 26.1%, to $6.0 million from $4.7 million in the prior year period. Approximately 32.3% of this increase is attributable to New Railroad Properties. Other expenses for Comparable Railroad Properties increased by approximately $394,000, or 12.3%, due primarily to increased trackage rights expense, property taxes and bad debt expense. Trackage rights expense increased due to the track lease and operating rights agreement with a connecting Class I carrier on one of the Company's railroads. Property taxes increased due to higher 1996 tax valuations. The remainder of the increase is due to increased corporate headquarters costs associated with the Company's growth.

     Other Income. Other income for the six months ended June 30, 1996 decreased by approximately $197,000, or 30.9%, to $440,000 from $637,000 in the prior year period due primarily to fewer sales of non- operating properties.

     Income Taxes. The Company's effective tax rate, excluding the 1995 special charge, increased slightly, in the six months ended June 30, 1996 to 40.0% from 39.8% in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

     During the six months ended June 30, 1996, the Company generated cash from operations of $15.3 million, of which $10.2 million was used to fund non-acquisition related capital expenditures and $1.2 million was used to reduce outstanding borrowings under the Company's bank credit facilities exclusive of a $2.1 million paydown of long term debt assumed in the I&O acquisition. Cash and cash equivalents increased by $3.4 million during the six months ended June 30, 1996 resulting in a cash balance at June 30, 1996 of $5.6 million.

     On June 4, 1996, the Company acquired 100% of the outstanding stock of the Indiana & Ohio Railcorp (the "I&O") for $8.9 million cash and the assumption of approximately $3.5 million of debt. This acquisition was funded by borrowings under the Company's $75.0 million revolving acquisition facility (the "U.S. Acquisition Facility").

     In June 1996, a newly formed wholly owned subsidiary of the Company, RailTex International Holdings, Inc., completed its initial investment in a Consortium which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. The Consortium, for which a new company was subsequently formed and named Ferrovia Centro Atlantica S.A., was awarded the concession at the governments minimum bid price of approximately U.S. $318.0 million. The Brazilian government structured the transaction as a 30 year concession with a 20.0% down payment and future lease payments due in quarterly installments after an initial two year grace period. RailTex International Holdings owns 12.5% of the voting stock and 13.4% of the non-voting stock of Ferrovia Centro Atlantica S.A. and will account for the transaction using the cost method of accounting. The Company's initial investment, to fund its share of the down payment, was approximately U.S. $8.2 million and was funded by borrowings under the U.S. Acquisition Facility. During the last six months of 1996, an additional investment of approximately U.S. $7.9 million will be required to provide initial working capital to Ferrovia Centro Atlantica S.A. and is expected to be funded by additional borrowings under the U.S. Acquisition Facility.

     At June 30, 1996, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $78.3 million, which constituted 40.0% of its total capitalization. Comparable figures at December 31, 1995 were $58.9 million and 34.3%, respectively.

     The Company now anticipates that its maintenance capital expenditure requirements in 1996 for track, locomotives and equipment on properties it currently operates will be approximately $12.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be approximately $4.5 million.

     On May 17, 1996 the Company entered into a new domestic credit agreement consisting of a $10.0 million domestic working capital facility (the "U.S. Working Capital Facility") and a $75.0 million domestic acquisition facility (the "U.S. Acquisition Facility"), replacing similar facilities which would expire in May 1996 and May 1997 respectively. The Company may borrow up to 65.0% of its eligible accounts receivable under the U.S. Working Capital Facility to provide working capital and may borrow under the U.S. Acquisition Facility to finance acquisitions of property and equipment which meet defined criteria. The new facilities expire on April 30, 1999. Interest is payable monthly under the U.S. Working Capital Facility until April 30, 1999 when all borrowings become payable. New borrowings under the U.S. Acquisition facility are monthly interest only until they are rolled into a term note annually on April 30. The term notes are amortized over a six year period, however all borrowings become payable three years from their date of funding, none later than April 30, 2002. Both the U.S. Working Capital and U.S. Acquisition Facility bear interest rates based on stated borrowing margins over the London Interbank Offered Rate ("LIBOR") or the U.S. prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. On June 30, 1996 borrowings outstanding under the U.S. Acquisition Facility were $19.3 million. There were no borrowings under the U.S. Working Capital Facility at June 30, 1996.

     On June 21, 1996 the Company entered into a new Canadian credit agreement consisting of a $5.0 million Canadian revolving working capital facility (the "Canadian Working Capital Facility"), which replaced a revolving credit facility that expired May 31, 1996 and was subsequently extended until the closing of the new agreement, and a new $25.0 million Canadian acquisition credit agreement (the "Canadian Acquisition Facility").

The Canadian credit agreements contain terms and conditions similar to the U.S. Agreements. The Canadian facilities bear interest based on stated borrowing margins over the bankers acceptance rate (the "BA Rate") or the Canadian prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. On June 30, 1996 borrowings outstanding under the Canadian Working Capital Facility were approximately U.S. $725,000. There were no borrowings under the Canadian Acquisition Facility at June 30, 1996.

     At June 30, 1996, availability under the U.S. Acquisition Facility, the U.S. Working Capital Facility, the Canadian Working Capital Facility and Canadian Acquisition Facility was, in U.S. dollars, $55.7 million, $10.0 million, approximately $2.9 million and approximately $18.2 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee. In addition, RailTex, Inc., the parent company, is a guarantor of the Canadian Credit Facility.

     Covenants contained in the agreements evidencing the Company's senior and senior subordinated debt prohibit the Company from paying dividends in its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures over a defined limit and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments, or guarantees. The Company is required to maintain a minimum tangible net worth and to meet certain other financial ratios. At June 30, 1996 the Company was in compliance with all covenants.

     The Company believes its cash flow from operations together with available amounts under the U.S. Working Capital Facility and Canadian Revolving Credit Facility will allow it to meet its liquidity and capital expenditure requirements for railroads it currently operates through the expiration of these facilities in April 1999.

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

ACCOUNTING MATTERS

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued. FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Entities electing to remain with the accounting prescribed by APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method recommended by FAS 123 had been applied. The accounting requirements of FAS 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of FAS 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to continue measuring compensation costs using APB 25 and to provide pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under FAS 123 had been applied. Therefore, FAS 123 is not expected to have a material effect on the financial condition or results of operations of the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE
- -------   ------------------------

ITEM 2.   CHANGES IN SECURITIES - NONE
- -------   ----------------------------

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE
- -------   --------------------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
- -------   ----------------------------------------------------

(a)    The Annual Meeting of Shareholders was held on June 12, 1996.

(b) In accordance with the bylaws of the Company, the following directors were elected to serve for a three year term expiring in 1999 and until their respective successors are elected and qualified:

       Bruce M. Flohr
       Palmer L. Moe
       Laura D. Davies

(c)(1) The directors named in (b) above were elected by the following votes:


       Nominee               For      Withheld
       -------               ---      --------
       Bruce M. Flohr     8,188,470    25,713
       Palmer L. Moe      8,186,267    27,916
       Laura D. Davies    8,187,659    26,524


(c)(2) A majority of shares were voted to approve an amendment to the Company's 1993 Stock Plan (the "1993 Plan") which (i) increased the maximum number of shares of Common Stock under the 1993 Plan from 750,000 to 1,250,000, without reduction for the number of shares issued upon exercise of options granted outside of the 1993 Plan; (ii) extends the exercise period for Outside Directors' Options from two to 10 years and increases the number of shares which may be purchased under Outside Directors' Options from 2,000 to 3,000; (iii) specified 1,250,000 shares as the maximum number of shares issuable under the 1993 Plan to any employee in any year; (iv) permitted the 1993 Plan administrator to specify shorter vesting periods for non-qualified options; and (v) clarified that cashless exercises of stock rights are permitted under the 1993 Plan. The vote was 6,775,064 votes for, 487,264 votes against and 15,499 abstentions.

(c)(3) A majority of shares were voted to approve Arthur Anderson LLP as the Company's auditors for the 1996 fiscal year. The vote was 8,200,205 for, 6,738 against and 7,240 abstentions.

(d)  None.

ITEM 5.   OTHER INFORMATION -NONE
- -------   -----------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

(A). EXHIBITS
     --------

  EXHIBIT
  NUMBER  DESCRIPTION OF DOCUMENT
  ------  -------------------------
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

     10.1 Credit Agreement, dated as of May 17, 1996, between the Company; First Interstate Bank of Texas, N.A.; as Agent, and the several financial institutions that are parties to the Credit Agreement.

     10.2 First Amendment to Credit Agreement, dated as of June 11, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as
             Agent, and the several financial institutions that are parties to the Credit Agreement.

     10.3 Second Amendment to Credit Agreement, dated as of July 22, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as
             Agent, and the several financial institutions that are parties to the Credit Agreement.

     10.4 Loan Agreement, dated as of June 21, 1996, between RailTex Canada, Inc., as Borrower and National Bank of Canada and ABN AMRO Bank Canada, as Lenders and National Bank of Canada, as Agent.

     10.5    (This exhibit is intentionally left blank).

     10.6    (This exhibit is intentionally left blank).

     10.7    (This exhibit is intentionally left blank).

    *10.8 Contract for Rail Freight Service, dated July 31, 1986, by and between the City of Austin, Capital Metropolitan Transportation Authority and Austin Railroad Company, Inc.

    *10.9 Indenture of Lease and Option to Purchase Agreement, dated February 28, 1990, by and between Southern Railway Company and Chesapeake and Albemarle Railroad Company, Inc.

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

     10.30  Form of Amended 1993 Stock Plan of the Company.

    *10.31 Form of Non-Statutory Stock Option Agreement between the Company and its officers.

    *10.32 Interest Rate Swap Agreement, dated September 16, 1992, between the Company and First Interstate Bank of Texas, N.A.

    *10.33 Form of Indemnification Agreement between the Company and its officers and directors.

    *10.34 Form of Indemnification Agreement between RailTex Service Co., Inc. and its officers and directors.

  ***10.35 First Amendment to Credit Agreement, dated as of February 3, 1995, between the Company; First Interstate Bank of Texas, N.A.; National Bank of Canada; First Interstate Bank of Texas, N.A., as Agent, and the several financial institutions that are a party to the Credit Agreement.

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

*****10.41  The Note Agreement, dated as of September 1, 1995, between the
            Company and the Purchasers named on Schedule I on Note Agreement.

     10.42  (This exhibit is intentionally left blank).

     10.43  (This exhibit is intentionally left blank).

    +10.44 Form of Non-Statutory Stock Option Agreement between the Company and its outside directors.

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

    +10.49 Interest Rate Swap Agreement, dated January 24, 1995, between National Bank of Canada and RailTex Canada, Inc.

    +10.50 Form of Split Dollar Insurance Agreement between the Company and its Executive Officers.

     10.51 Agreement of Sale Among RailTex, Inc. and Indiana & Ohio Rail Corp. and all of the Shareholders of Indiana & Ohio Rail Corp.

      11.1   Statement Regarding Computation of Per Share Earnings.

      27     Financial Data Schedule
______________

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

   *** These exhibits are incorporated by reference to the same Exhibit to the Registrant's Registration Statement No. 33-80782 filed on Form S-1 with the Commission on June 28, 1994, as amended by Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on September 1, 1994, Amendment No. 2 to Form S-1 Registration Statement filed with the Commission on February 17, 1995 and Amendment No. 3 to Form S-1 Registration Statement filed with the Commission on March 6, 1995.

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

(B).   Reports on Form 8-K:
       --------------------

   No Reports on Form 8-K were filed by the Registrant during the period covered by this report.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                    RAILTEX, INC.


Date: August 14, 1996               By: /s/ Laura D. Davies
                                       ---------------------------
                                    Name:  LAURA D. DAVIES
                                    Title:  Vice President and Chief Financial
                                            Officer


Date:  August 14, 1996              By: /s/ Allen L. Smith
                                       ---------------------------
                                    Name:  ALLEN L. SMITH
                                    Title:  Controller and Chief Accounting
                                    Officer