Form 10-Q
period 1996-09-30
RAILTEX INC
filed 1996-11-14
CIK 877326

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            Washington, D.C. 20549
                       ---------------------------------

                                   FORM 10-Q

             [x] Quarterly report pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996


                                      or

         [_] Transition report pursuant to section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
              from _____________________ to _____________________

                       Commission File Number 34-022552


                                 RAILTEX, INC.
                 ---------------------------------------------

            (Exact name of Registrant as specified in its charter)


                  Texas                                74-1948121
     -------------------------------               ------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization).              Identification Number)

  4040 Broadway, Suite 200

          San Antonio, Texas                           78209
----------------------------------------            ----------
(Address of principal executive offices).           (Zip Code)

Registrant's telephone number,
    including area code:                              (210) 841-7600
                                                      --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                 x   YES                    ____ NO
               -----
                                                           Number of
                                                            Shares

             Title of Class                              Outstanding
             --------------                              -----------
      Common Stock, $0.10 Par Value.                      9,110,606

                                     INDEX

Part I -  Financial Information:

          Item 1. Financial Statements:                                                                            Page
                                                                                                                   ----
                  Consolidated Statements of Income - For the Three and Nine Months
                  Ended September 30, 1995 and 1996 ................................................................ 3

                  Consolidated Balance Sheets - December 31, 1995 and
                  September 30, 1996................................................................................ 4

                  Consolidated Statements of Cash Flows - For the Nine Months
                  Ended September 30, 1995 and 1996................................................................. 5

                  Notes to Consolidated Financial Statements........................................................ 6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....................................................12

Part II -  Other Information........................................................................................23

Signatures..........................................................................................................28

Item 1. Financial Statements
----------------------------

                        RAILTEX, INC. AND SUSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                               (UNAUDITED)


                                              FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30
                                              -------------------          ------------------
                                              1995           1996          1995          1996
                                              ---------   -------          --------   -------

OPERATING REVENUES............................. $27,498   $29,857          $79,936    $88,614

OPERATING EXPENSES:
 Transportation................................   8,478     9,695           25,182     28,033
 General and administrative....................   5,831     4,503           15,710     15,352
 Equipment.....................................   3,590     3,872           11,801     11,413
 Maintenance of way............................   2,749     3,678            8,140     10,392
 Depreciation and amortization.................   2,209     2,638            6,017      7,365
 Special Charge................................      --        --            2,140         --
                                                -------   -------         --------   --------
  Total operating expenses.....................  22,857    24,386           68,990     72,555
                                                -------   -------         --------   --------
OPERATING INCOME...............................   4,641     5,471           10,946     16,059

INTEREST EXPENSE...............................  (1,374)   (1,829)          (4,204)    (4,848)

OTHER INCOME...................................      94       248              731        688
                                                -------   -------           -------    -------

INCOME BEFORE INCOME TAXES.....................   3,361     3,890            7,473     11,899

INCOME TAXES...................................  (1,307)   (1,582)          (3,046)    (4,786)
                                                -------   -------          -------    -------
NET INCOME..................................... $ 2,054   $ 2,308          $ 4,427    $ 7,113
                                                =======   =======          =======    =======

NET INCOME PER SHARE........................... $  0.22   $  0.25          $  0.50    $  0.77
                                                =======   =======          =======    =======

WEIGHTED AVERAGE NUMBER OF
 COMMON  STOCK AND COMMON STOCK
 EQUIVALENTS OUTSTANDING.......................   9,210     9,231            8,793      9,230


  The accompanying notes are an integral part of these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                             December 31,   September 30,
                                    ASSETS                                       1995           1996
                                    ------                                   ------------    ------------
                                                                               (audited)     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents..............................................        $  2,130       $  3,347
  Accounts receivable, net...............................................          19,522         21,500
  Prepaid expenses.......................................................           2,244          3,036
  Deferred tax assets....................................................           2,027          2,128
                                                                                 --------       --------
     Total current assets................................................          25,923         30,011
                                                                                 --------       --------
PROPERTY AND EQUIPMENT, NET..............................................         174,593        202,593
                                                                                 --------       --------
OTHER ASSETS:
  Investment, at cost (Note 4)...........................................              --         16,051
  Other..................................................................           4,466          5,665
                                                                                 --------       --------
     Total other assets..................................................           4,466         21,716
                                                                                 --------       --------

     Total assets........................................................        $204,982       $254,320
                                                                                 ========       ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Short-term notes payable...............................................        $  1,289       $    624
  Current portion of long-term debt......................................           1,718          3,929
  Accounts payable.......................................................          10,572         12,180
  Accrued liabilities....................................................           7,302         11,002
                                                                                 --------       --------
     Total current liabilities...........................................          20,881         27,735
                                                                                 --------       --------

DEFERRED INCOME TAXES....................................................          11,129         17,443
                                                                                 --------       --------

LONG-TERM DEBT...........................................................           1,208         29,400
                                                                                 --------       --------

SENIOR NOTES PAYABLE.....................................................          50,985         51,013
                                                                                 --------       --------

OTHER LIABILITIES........................................................           3,177          3,974
                                                                                 --------       --------

SENIOR SUBORDINATED NOTES PAYABLE........................................           5,000          5,000
                                                                                 --------       --------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Preferred Stock; $1.00 par value; 10 million shares authorized;
   no shares issued or outstanding at December 31 and September 30.......            __             __
  Common Stock; $.10 par value; 30 million shares authorized;
   9,110,606 issued and outstanding at December 31 and September 30......            911            911
  Additional paid-in capital.............................................         83,439         83,439
  Retained earnings......................................................         28,316         35,429
  Cumulative translation adjustment......................................            (64)           (24)
                                                                                 -------        -------
     Total shareholders' equity..........................................        112,602        119,755
                                                                                 -------       --------

     Total liabilities and shareholders' equity..........................       $204,982       $254,320
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

                        RAILTEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                  -------------------
                                                                 1995            1996
                                                                 ----            ----
OPERATING ACTIVITIES:
 Net income...............................................      $  4,427      $  7,113
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.........................         6,017         7,365
    Special charge........................................         2,140            --
    Deferred income taxes.................................         2,263         2,085
    Amortization of deferred financing costs..............           242           264
    Provision for losses on accounts receivable...........           300           479
    Gain on sale of assets................................          (639)         (520)
    Changes in current assets and liabilities--
     Accounts receivable..................................        (8,722)       (1,325)
     Prepaid expenses.....................................          (651)         (621)
     Accounts payable and accrued liabilities.............         5,105         3,662
                                                                --------      --------
    Net cash provided by operating activities.............        10,482        18,502
                                                                --------      --------

INVESTING ACTIVITIES:
 Payment for purchase of Indiana & Ohio
  Railcorp, net of cash acquired..........................            --        (8,989)
 Purchase of property and equipment.......................       (57,624)      (17,563)
 Investment in Ferrovia Centro-Atlantica S.A..............            --       (16,051)
 Proceeds from sale of property and equipment.............           625           580
 Organization and acquisition costs.......................        (1,028)         (847)
 Increase in other long-term assets.......................            --        (1,040)
                                                                --------      --------
   Net cash used in investing activities..................       (58,027)      (43,910)
                                                                --------      --------
FINANCING ACTIVITIES:
 Increase (decrease) in short-term notes payable, net.....           330          (665)
 Sale of common stock.....................................        25,607            --
 Proceeds from long-term debt.............................        49,150        30,946
 Deferred financing costs.................................          (122)         (268)
 Principal payments on long-term debt.....................       (28,442)       (3,500)
 Increase in other long-term liabilities..................            97            95
                                                                --------      --------
   Net cash provided by financing activities..............        46,620        26,608
                                                                --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...................            93            17
                                                                --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS...................          (832)        1,217

CASH AND CASH EQUIVALENTS, beginning of period............         2,167         2,130
                                                                --------      --------

CASH AND CASH EQUIVALENTS, end of period..................      $  1,335      $  3,347
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

2.  SPECIAL CHARGE:

          One of the Company's railroads, the Austin & Northwestern Railroad Company, Inc. (the "Austin & Northwestern"), began operations on August 15, 1986 under a 10 year management agreement with Capital Metro, the Austin, Texas area transit authority and the City of Austin. This agreement provided for renewal options for three additional 10 year terms. The Austin & Northwestern decided not to pursue further its rights unilaterally to renew the existing contract for an additional 10 year period and to cease operations on or before the expiration of the original contract term in August, 1996. As a result, the Company, Capital Metro and the City of Austin entered into an agreement under which the Company, Capital Metro and the City of Austin sought a substitute operator and under which the Company was released from certain contingent liabilities. Therefore, the Company recorded a Special Charge, in the second quarter of 1995, in the amount of $2,140,000 before tax and $1,389,000 after tax, or $0.15 per share, representing the write down of the unamortized value of leasehold improvements of the Austin & Northwestern. Additionally, on May 6, 1996, the Company ceased operations of the Austin & Northwestern as a new operator commenced operations.

3.  ACQUISITIONS:

          On February 4, 1995, a newly formed subsidiary of the Company, New England Central Railroad, Inc. (the "NECR") acquired certain assets of the Central Vermont Railway, Inc. (the "Central Vermont"). The purchase price, including related costs, was $40.2 million and was funded by borrowings under the Company's U.S. Acquisition Facility. (See Note 5). Unlike all of its previous acquisitions, the Company acquired substantially all of the assets of the Central Vermont, hired a substantial number of the Central Vermont employees to operate the NECR and assumed certain contracts of the Central Vermont. Consequently, this acquisition has been accounted for using the purchase method of accounting.

          On June 4, 1996, the Company acquired 100% of the outstanding stock of the Indiana & Ohio Railcorp, (the "INOHo), an existing short line railroad headquartered in Cincinnati, Ohio. Through its subsidiaries, the INOH operates 10 line segments totaling 230 miles of track in southwestern Ohio and southeastern Indiana. The purchase price was $12.4 million including an $8.9 million cash payment and the assumption of $3.5 million of long term debt, of which $2.1 million was paid down subsequent to closing the acquisition. This acquisition was funded by borrowings under the Company's U.S. Acquisition Facility (See Note 5). This acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of the acquisition. (See Note 7).

                        RAILTEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


          The following unaudited pro forma results of operations for the nine months ended September 30, 1995 and 1996, assumes the acquisition of the NECR and the INOH occurred as of January 1, 1995 (dollars are in thousands except per share amounts).

                                                       Nine months ended
                                                         September 30,
                                                     ----------------------
                                                       1995          1996
                                                     --------      --------
          Operating Revenues..................       $ 87,320      $ 91,356
                                                     ========      ========
          Net Income..........................       $  5,098      $  6,980
                                                     ========      ========
          Net Income Per Share................       $   0.55      $   0.76
                                                     ========      ========

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

          On September 21, 1996, a newly formed subsidiary of the Company, Connecticut Southern Railroad, Inc. (the "CSO"), purchased from Consolidated Rail Corp. ("Conrail") certain assets including 23 miles of rail segments located in the Hartford Connecticut area and six locomotives. The CSO was also granted rights to operate over an additional 49 miles of track, from North Haven, Connecticut to Springfield, Massachusetts, under a freight operating agreement with Amtrak. The purchase price, $3.5 million, was funded by borrowings under the Company's U.S. Acquisition Facility (see Note 5). This transaction has been accounted for as a purchase of assets.

4.  INVESTMENTS:

          In June 1996, a newly formed wholly owned subsidiary of the Company, RailTex International Holdings, Inc., completed its initial investment in Ferrovia Centro-Atlantica S.A. ("FCA") which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. FCA was awarded the concession at the government's minimum bid price of approximately U.S. $318.0 million. The Brazilian government structured the transaction as a 30 year concession with a 20.0% down payment and future lease payments due in quarterly installments after an initial two year grace period. RailTex International Holdings owns 12.5% of the voting stock and 13.4% of the non-voting stock of FCA and will account for the transaction using the cost method of accounting. The Company's initial investment, which funded its share of the down payment, was approximately U.S. $8.2 million and was funded by borrowings under the U.S. Acquisition Facility (See Note 5).

          During the three months ended September 30, 1996, the Company completed its investment in FCA. The additional investment of approximately U.S. $7.8 million was required to provide the initial working capital for FCA and to pay for the Company's portion of auction related expenses. Approximately $7.7 million of the additional investment was funded by borrowings under the U.S. Acquisition Facility (see Note 5).

                        RAILTEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.  LONG TERM DEBT:

          On May 17, 1996, the Company entered into a new domestic credit agreement consisting of a $10.0 million domestic working capital facility (the "U.S. Working Capital Facility") and a $75.0 million domestic acquisition facility (the "U.S. Acquisition Facility"), replacing similar facilities which would expire in May 1996 and May 1997 respectively. The Company may borrow up to 65.0% of its eligible accounts receivable under the U.S. Working Capital Facility to provide working capital and may borrow under the U.S. Acquisition Facility to finance acquisitions of property and equipment which meet defined criteria. The new facilities expire on April 30, 1999. Interest is payable monthly under the U.S. Working Capital Facility until April 30, 1999 when all borrowings become payable. New borrowings under the U.S. Acquisition Facility are monthly interest only until they are rolled into a term note annually on April 30. The term notes are amortized over a six year period; however, all borrowings become payable three years from their date of funding, none later than April 30, 2002. Both the U.S. Working Capital Facility and U.S. Acquisition Facility bear interest based on stated borrowing margins over the London Interbank Offered Rate ("LIBOR") or the U.S. prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. At September 30, 1996, borrowings outstanding and availability under the U.S. Acquisition Facility were $30.4 million and $44.6 million, respectively. There were no borrowings under the U.S. Working Capital Facility at September 30, 1996.

          On June 21, 1996, the Company entered into a new Canadian credit agreement consisting of a $5.0 million Canadian revolving working capital facility (the "Canadian Working Capital Facility"), which replaced a revolving credit facility that initially expired May 31, 1996 and was subsequently extended until the closing of the new agreement, and a new $25.0 million Canadian acquisition credit agreement (the "Canadian Acquisition Facility"). The Canadian credit agreements contain terms and conditions similar to the domestic agreements. The Canadian facilities bear interest based on stated borrowing margins over the bankers acceptance rate (the "BA Rate") or the Canadian prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. At September 30, 1996 borrowings outstanding and availability under the Canadian Working Capital Facility were CDN $1.0 million and CDN $4.0 million, respectively. There were no borrowings under the Canadian Acquisition Facility at September 30, 1996.

          Covenants contained in the agreements evidencing the Company's senior and senior subordinated debt prohibit the Company from paying dividends in its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures over a defined limit and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments, or guarantees. The Company is required to maintain a minimum tangible net worth and to meet certain other financial ratios. At September 30, 1996 the Company was in compliance with all covenants.

6.  STOCK OPTIONS:

          The Company grants non-qualified stock options to outside Directors and key employees of the Company. In September 1993, the Board of Directors and shareholders of the Company approved an equity incentive plan (the "1993 Plan"). On June 12, 1996, the 1993 Plan was amended which (i) increased the maximum number of shares of Common Stock under the 1993 Plan from 750,000 to 1,250,000, without reduction for the number of shares issued upon exercise of options granted outside of the 1993 Plan; (ii) extended the exercise period for Outside Directors' Options from 2 to 10 years and increased the number of shares which may be purchased under Outside Director's Options from 2,000 to 3,000;
(iii) specified 1,250,000 shares as the maximum number of shares issuable under the 1993 Plan to any employee in any year; (iv) permitted the 1993 Plan administrator to specify shorter vesting periods for non-qualified options; and
(v) clarified that cashless exercises of stock rights are permitted under the 1993 Plan.

                        RAILTEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

          In January 1996, each outside Director of the Company received an automatic grant of options to purchase 2,000 shares of Common Stock for a total of 12,000 options under the 1993 Plan. These options are exercisable over a two year period at the fair market value of Common Stock on the date of the grant of $21.00 per share.

          In January, March and June 1996, the Company granted options to purchase 10,000 shares, 20,371 shares and 373,000 shares of Common Stock, respectively, to certain key employees under the 1993 Plan, as amended. These options are exercisable at the rate of 20.0% per year from the date of the grant at the fair market value of Common Stock on the date of the grant of $21.13 per share, $24.75 per share and $24.25 per share, respectively.

7.  SUPPLEMENTAL CASH FLOW INFORMATION:

    Supplemental disclosures of cash flow information (in thousands):

                                                       Nine Months Ended
                                                         September 30,
                                                         -------------
                                                         1995        1996
                                                       -------     ------
     Cash paid during the period for:
         Interest....................................   $4,231      $4,854
         Income Taxes................................    1,865       1,751

     Non-cash investing and financing activities:
         Capital leases..............................      930         104
         Grants......................................      382         771
         Conversion of senior subordinated notes.....    5,000          --
         Exercise of non-qualified stock options.....    2,574          --
         Prepaid secondary offering costs............      247          --

          On June 4, 1996, the Company acquired 100% of the outstanding capital stock of Indiana & Ohio Railcorp for $8.9 million cash and the assumption of approximately $3.5 million of long term debt and approximately $5.3 million of other liabilities (see Note 3). In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

          Fair value of assets acquired.................    $17,669
          Cash paid for capital stock...................      8,873
                                                             ------
              Liabilities assumed                           $ 8,796
                                                            =======

8.  COMMITMENTS AND CONTINGENCIES:

          On September 9, 1996, the Company announced that it has signed a letter of intent with Canadian National ("CN") to acquire, through a wholly owned subsidiary, substantially all of the assets of the former Detroit, Toledo & Ironton Railroad ("DTI"). The Company will purchase approximately 146 miles of track for $27.0 million and, with trackage rights, will operate over approximately 255 miles. Additionally, the Company has committed to invest, over a three year period, approximately $9.7 million to return the DTI's track to FRA Class 4 standards. The closing of the acquisition of the assets of the DTI is contingent upon, among other things, the negotiation and execution of definitive documentation, approval by the Company's Board of Directors and receipt of necessary regulatory approvals. The Company anticipates funding this acquisition of assets through borrowings under its U.S. Acquisition Facility (see Note 5).

                        RAILTEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     The Company maintains insurance to cover costs associated with personal injury, including death, and property damage, including derailments. The Company's primary liability policy is subject to a self-insured retention which was increased to $500,000 per occurrence from $250,000 per occurrence as of July 15, 1996. In addition, the Company maintains an excess liability policy which provides supplemental coverage for losses in excess of primary policy limits. With respect to its transportation of hazardous commodities, the Company's liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policy. The Company also maintains all-risk property damage coverage, including damage to property of shippers, subject to applicable retention.

     The Company is also involved in other litigation and various legal matters which are being defended and handled in the ordinary course of business. In management's judgment, based on the opinion of the Company's legal counsel handling such matters, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position and results of operations.

                        RAILTEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


9.  SUBSEQUENT EVENTS:

     On November 2, 1996, a newly formed subsidiary of the Company, Ontario L'Orignal Railway, Inc. (the "OLO") signed an asset purchase agreement with Canadian National ("CN") to purchase certain assets consisting of 26 miles of track extending from Glen Robertson to Hawkesbury, Ontario, Canada. The asset purchase is subject to certain waiting periods under Ontario law and is expected to close on or about December 2, 1996. However, the OLO was granted rights by CN to operate the property and commenced operations on November 2, 1996. The purchase price is CDN $1.1 million (approximately U.S. $800,000) and is expected to be funded by borrowings under the Company's Canadian Acquisition Facility (see Note 5).



            The remainder of this page is intentionally left blank.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion should be read in conjunction with the Company's Unaudited Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

     The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles operated by RailTex has grown to more than 3,500 at September 30, 1996.

     The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, and contracts to operate such assets under management agreements. These arrangements typically relate only to the physical assets of the railroad property, and, except for the purchase of the Indiana & Ohio Railcorp, the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

     Comparable Railroad Properties for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, include all railroads except for the Indiana & Ohio Railcorp (the "INOH") which commenced operations on June 4, 1996, the Connecticut Southern Railroad (the "CSO") which commenced operations on September 21, 1996 and the Austin and Northwestern Railroad (the "AUNW") which terminated operations on May 6, 1996.

     The Company's net income for the three months ended September 30, 1996, increased approximately $254,000, or 12.4%, to $2.3 million from $2.1 million in the prior year period and net income per share increased 13.6% to $0.25 per share from $0.22 per share in the prior year period.

     Operating Revenues. Operating revenues for the three months ended September 30, 1996 increased by $2.4 million, or 8.6%, to $29.9 million from $27.5 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 79.4% of this increase. Operating revenues for Comparable Railroad Properties increased approximately $913,000, or 3.4%. Carloads transported increased by 9,615 carloads, or 12.1%, to 89,222 carloads from 79,607 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 40.3% of this increase. Carloads attributable to Comparable Railroad Properties increased by 6,809, or 8.7%, from the prior year period.

     Freight revenues for the three months ended September 30, 1996 increased $1.9 million, or 8.3%, to $25.3 million from $23.3 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended September 30, 1995 and 1996.

          Freight Revenues and Carloads Comparison by Commodity Group
                Three months Ended September 30, 1995 and 1996
              (dollars in thousands, except per carload amounts)

                                                                                                                 Average Freight
                                                                                                                  Revenues Per
                                                   Freight Revenues                        Carloads                 Carload(1)
                                       --------------------------------------   --------------------------------   -----------
                                               1995                1996             1995              1996        1995    1996
                                       -------------------  ----------------   --------------   ---------------   ----    ----
                                                     % of              % of             % of              % of
Commodity Group                        Dollars       Total  Dollars    Total   Number   Total   Number    Total
---------------                        -------       -----  -------    -----   ------   -----   ------    -----
Lumber and forest products............ $ 5,226       22.4%  $ 5,273    20.9%   12,029   15.1%   14,422    16.2%    $434    $366
Coal..................................   3,801       16.3     4,007    15.9    18,133   22.8    21,964    24.6      210     182
Chemicals.............................   2,140        9.2     2,698    10.7     6,640    8.3     7,620     8.5      322     354
Scrap paper & paper products..........   2,358       10.1     2,470     9.8     5,727    7.2     6,181     6.9      412     400
Farm products.........................   1,870        8.0     2,051     8.1     8,621   10.8     7,467     8.4      217     275
Non-metallic ores.....................   1,565        6.7     1,715     6.8     8,176   10.3     9,529    10.7      191     180
Minerals & stone......................   1,210        5.2     1,593     6.3     3,987    5.0     3,885     4.4      303     410
Food products.........................   1,313        5.6     1,577     6.2     5,163    6.5     5,534     6.2      254     285
Scrap metal & metal products..........   1,745        7.5     1,433     5.7     5,522    6.9     5,090     5.7      316     282
Petroleum products....................   1,165        5.0     1,216     4.8     2,654    3.3     2,982     3.3      439     408
Other.................................     955        4.0     1,243     4.8     2,955    3.8     4,548     5.1      323     273
                                        ------      -----   -------   -----    ------  -----    ------   -----
     Total............................ $23,348      100.0%  $25,276   100.0%   79,607  100.0%   89,222   100.0%    $293    $283
                                       =======      =====   =======   =====    ======  =====    =======  =====

________________________
(1) Calculated as freight revenues divided by carloads.


     Approximately $1.3 million, or 68.2%, of the increase in freight revenues for the three months ended September 30, 1996, is attributable to New Railroad Properties. These properties added 3,871 carloads consisting primarily of scrap paper and paper products (876), chemicals (584), farm products (506), non-metallic ores (460), minerals and stone (288), lumber and forest products (258) and food products (224). Freight revenues for Comparable Railroad Properties increased approximately $951,000, or 4.1%, while carloadings for Comparable Railroad Properties increased by 6,809, or 8.7%, consisting primarily of coal (3,831), lumber and forest products (2,191) and non-metallic ores (1,584).

     Non-freight revenues for the three months ended September 30, 1996 increased approximately $431,000, or 10.4%, to $4.6 million from $4.2 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These non-freight revenues contributed 15.3% and 15.1% of operating revenues in the three months ended September 30, 1996 and 1995, respectively. New Railroad Properties contributed approximately $559,000 in non-freight revenues during the three months ended September 30, 1996, consisting primarily of joint facilities income $185,000, car hire income $154,000, demurrage $82,000 and switching income $59,000. Non-freight revenues for Comparable Railroad Properties decreased approximately $38,000, or 1.0%, primarily as a result of decreased car repair income which was partially offset by increases in car hire income, switching income and demurrage. The Company is focusing on unprofitable car repair activities and is reducing those activities to only those required for safe operations.

     Operating Expenses. Operating expenses for the three months ended September 30, 1996 increased $1.5 million, or 6.7%, to $24.4 million from $22.9 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the period to 81.7%, compared to 83.1% in the prior year period, primarily as a result of increased operating revenues as discussed above.

     The following table sets forth a comparison of the Company's operating expenses during the three month periods ended September 30, 1995 and 1996, in dollars and as a percentage of operating revenues:


                         Operating Expenses Comparison
                Three Months Ended September 30, 1995 and 1996
                            (dollars in thousands)

                                                            1995                        1996
                                                  -----------------------     ---------------------
                                                                   % of                       % of
                                                              Operating                  Operating
                                                  Dollars       Revenue       Dollars      Revenue
                                                  -------     ---------       -------    ---------
Labor and benefits.........................       $ 8,563        31.1%        $ 8,701       29.1%
Equipment rents............................         3,218        11.7           3,364       11.3
Depreciation and amortization..............         2,209         8.0           2,638        8.8
Purchased services.........................         1,724         6.3           2,006        6.7
Casualties and insurance...................         1,213         4.4           1,931        6.5
Diesel fuel................................         1,837         6.7           1,910        6.4
Materials..................................         1,204         4.4           1,077        3.6
Other......................................         2,889        10.5           2,759        9.3
                                                  -------        ----         -------       ----
  Total....................................       $22,857        83.1%        $24,386       81.7%
                                                  =======        ====         =======       ====


     Labor and benefits for the three months ended September 30, 1996 increased approximately $138,000, or 1.6%, to $8.7 million from $8.6 million in the prior year period. Labor and benefits attributable to New Railroad Properties was approximately $656,000, accounting for all of the increase. Labor and benefits for Comparable Railroad Properties decreased by $206,000 as a result of the capitalization of labor costs in connection with capital track projects and the elimination of managerial positions by combining certain railroad properties under common management. Additionally, headquarters' staff costs decreased by approximately $228,000, or 15.6%, due primarily to adjustments made during the quarter to executive and senior managers' incentive compensation benefits and the reimbursement of salaries and benefits for Company employees' involved in the transition and operations of FCA in Brazil. The remainder of the decrease is primarily due to the termination of operations of AUNW in May 1996.

     Equipment rents for the three months ended September 30, 1996 increased by approximately $146,000, or 4.5%, to $3.4 million from $3.2 million in the prior year period. Equipment rents attributable to New Railroad Properties accounted for substantially all of this increase. Equipment rents for Comparable Railroad Properties increased approximately $24,000 as an increase in leased railcar expense was substantially offset by decreased car hire expense. The decrease in car hire expense is due to certain arrangements made under which the Company agreed to place over 2,300 freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on one of its railroads. In addition, the car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's. Additionally, the implementation of car hire reclaim arrangements on certain types of equipment and a trackage rights arrangement with a connecting Class I carrier on one of the Company's railroads, which resulted in lower car hire rates, contributed to the decrease in car hire expense.

     Depreciation and amortization for the three months ended September 30, 1996 increased by approximately $429,000, or 19.4%, to $2.6 million from $2.2 million in the prior year period. New Railroad Properties accounted for 37.3% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties in 1995 and 1996, increased locomotive depreciation related to the 1995 fleet expansion and depreciation of new computer hardware and software.

     Purchased services for the three months ended September 30, 1996 increased approximately $282,000, or 16.4%, to $2.0 million from $1.7 million in the prior year period. Purchased services attributable to New Railroad Properties accounted for 22.3% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $31,000, or 2.1%. The remainder is primarily due to increased headquarters' computer services expenses.

     Casualties and insurance expense for the three months ended September 30, 1996 increased by approximately $718,000, or 59.2%, to $1.9 million from $1.2 million in the prior year period. Casualties and insurance expense for New Railroad Properties accounted for $51,000, or 7.1%, of this increase. Casualties and insurance expense for Comparable Railroad Properties increased by $999,000, or 111.6%, due to a derailment and a personal injury which resulted in a fatality. This increase for Comparable Railroad Properties was partially offset by adjustments to headquarters' self insured retention liability.

     Diesel fuel expense for the three months ended September 30, 1996 increased by approximately $73,000, or 4.0%, to $1.9 million from $1.8 million in the prior year period. New Railroad Properties accounted for 56.2% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $80,000, or 4.4%, as a 2.0% decrease in consumption was offset by a $0.06 per gallon, or 8.6%, increase in average fuel prices in the current year period. The 2.0% decrease in same store fuel consumption, while carloadings increased 8.7%, is a result of the Company's focus on improving fuel efficiency. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 32.0% of the Company's estimated annual fuel consumption. Additionally, the Company has retained an independent contractor to negotiate fuel prices for the Company's railroads on a centralized basis. This contractor will be compensated on a percentage of cost savings.

     Materials expense for the three months ended September 30, 1996 decreased by approximately $127,000, or 10.5%, to $1.1 million from $1.2 million in the prior year period. Materials costs associated with New Railroad Properties increased by approximately $90,000. Materials expense for Comparable Railroad Properties decreased approximately $325,000, or 26.6%, primarily as a result of decreased car repair and locomotive materials in the current year period.

     Other expenses for the three months ended September 30, 1996, including property and franchise taxes and joint facilities, decreased approximately $130,000, or 4.5%, to $2.8 million from $2.9 million in the prior year period. Other expenses for New Railroad Properties increased $248,000. Other expenses for Comparable Railroad Properties decreased by approximately $483,000, or 22.0%, due primarily to decreased property taxes. 1996 property valuations were received during the quarter and were substantially less than estimated, resulting in an adjustment to expense.

     Interest Expense. Interest expense for the three months ended September 30, 1996 increased by approximately $455,000, or 33.1%, to $1.8 million from $1.4 million in the prior year period due primarily to additional borrowings of $30.9 million under the Company's $75.0 million domestic acquisition facility ("the U.S. Acquisition Facility") during the nine months ended September 30, 1996. These borrowings were used to fund the INOH acquisition, the equity investment in FCA and the CSO acquisition.

     Other Income. Other income for the three months ended September 30, 1996 increased by approximately $154,000, or 163.8%, to $248,000 from $94,000 in the prior year period due primarily to increased sales of non-operating properties.

     Income Taxes. The Company's effective tax rate increased in the three months ended September 30, 1996 to 40.7% from 38.9% in the prior year period due primarily to an increase in the Company's effective state income tax rate in the current year period.

     Nine months Ended September 30, 1996 Compared to Nine months Ended September 30, 1995.

     Comparable Railroad Properties for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 include all railroads except for the INOH which commenced operations on June 4, 1996, the CSO which commenced operations on September 21, 1996, the New England Central Railroad (the "NECR") which commenced operations on February 4, 1995 and the AUNW which terminated operations on May 6, 1996.

     Excluding the impact of the special charge recorded in 1995, representing the write down of the unamortized value of leasehold improvements of the AUNW, the Company's net income for the nine months ended September 30, 1996 increased by $1.3 million, or 22.3%, to $7.1 million from $5.8 million in the prior year period. Net income per share increased 18.5% to $0.77 per share from $0.65 per share in the prior year period. Including the special charge recorded in 1995, the Company's net income increased by $2.7 million, or 60.7%, to $7.1 million from $4.4 million in the prior year period and net income per share increased 54.0% to $0.77 per share from $0.50 per share in the prior year period.

     The following table compares operating revenues, operating expenses, operating income and income before income taxes, excluding the special charge, for the nine months ended September 30, 1995 and 1996:


                                             Nine months
                                        Ended September 30,
                                        1995        1996
                                        -------  ----------

     Operating Revenues................ $79,936     $88,614
     Operating Expenses................  66,850      72,555
                                         ------      ------
     Operating Income..................  13,086      16,059
     Other Income (Expense)............  (3,473)     (4,160)
                                         -------     -------
     Income Before Income Taxes........ $ 9,613     $11,899
                                        ========    ========

     Operating Revenues. Operating revenues for the nine months ended September 30, 1996 increased by $8.7 million, or 10.9%, to $88.6 million from $79.9 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 53.8% of this increase. Operating revenues for Comparable Railroad Properties increased $4.3 million, or 6.5%. Carloads transported increased by 29,480 carloads, or 12.5%, to 265,356 carloads from 235,876 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 33.3% of this increase. Carloads attributable to Comparable Railroad Properties increased by 21,184, or 9.9%, from the prior year period.

     Freight revenues for the nine months ended September 30, 1996 increased $7.4 million, or 10.8%, to $75.4 million from $68.1 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the nine months ended September 30, 1995 and 1996.

          Freight Revenues and Carloads Comparison by Commodity Group
                 Nine months Ended September 30, 1995 and 1996
              (dollars in thousands, except per carload amounts)

                                                                                                                Average Freight
                                                                                                                 Revenues Per
                                           Freight Revenues                           Carloads                      Carload(1)
                                    ----------------------------------      ------------------------------       ---------------
                                          1995                1996                1995            1996           1995       1996
                                    ---------------      -------------      ---------   ------------------       -----      ----
                                              % of               % of                 % of           % of
Commodity Group                     Dollars   Total    Dollars   Total      Number    Total  Number  Total
---------------                     -------   -----    -------   -----      ------    -----  ------  -----
Lumber and forest products...       $14,367   21.1%    $16,069   21.3%      35,316    15.0%  42,311   15.9%    $407       $380
Coal.........................        11,220   16.5      12,157   16.1       53,740    22.8   64,186   24.2      209        189
Chemicals....................         7,197   10.6       8,098   10.7       22,002     9.3   23,695    8.9      327        342
Scrap paper & paper products.         7,139   10.5       6,996    9.3       17,176     7.3   17,108    6.4      416        409
Farm products................         5,270    7.7       6,223    8.2       23,304     9.9   24,477    9.2      226        254
Scrap metal & metal products.         5,728    8.4       5,548    7.4       18,014     7.6   17,149    6.5      318        324
Non-metallic ores............         4,232    6.2       5,412    7.2       22,951     9.7   28,734   10.8      184        188
Food products................         3,634    5.3       4,239    5.6       14,818     6.3   15,585    5.9      245        272
Minerals & stone.............         2,996    4.4       3,744    5.0       10,444     4.4   10,565    4.0      287        354
Petroleum products...........         3,370    5.0       3,435    4.6        7,705     3.3    8,446    3.2      437        407
Other........................         2,920    4.3       3,519    4.6       10,406     4.4   13,100    5.0      281        269
                                    -------  -----     -------   -----     -------   -----  -------  -----
     Total  .................       $68,073  100.0%    $75,440   100.0%    235,876   100.0% 265,356  100.0%    $289       $284
                                    =======  =====     =======   =====     =======   =====  =======  =====

________________________
(1) Calculated as freight revenues divided by carloads.

     Approximately $4.2 million, or 56.8%, of the $7.4 million increase in freight revenues for the nine months ended September 30, 1996, is attributable to New Railroad Properties. These properties added approximately 9,825 carloads consisting primarily of scrap paper and paper products (2,142), chemicals (1,652), non-metallic ores (1,245), scrap metal and metal products (1,210), food products (986), lumber and forest products (959) and minerals and stone (703). Freight revenues for Comparable Railroad Properties increased $3.5 million, or 6.1%, while carloadings for Comparable Railroad Properties increased by 21,184, or 9.9%, consisting primarily of coal (11,016), lumber and forest products (6,097) and non-metallic ores (5,494).

     Non-freight revenues for the nine months ended September 30, 1996 increased $1.3 million, or 11.1%, to $13.2 million from $11.9 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These non-freight revenues contributed 14.9% and 14.8% of operating revenues in the nine months ended September 30, 1996 and 1995, respectively. New Railroad Properties contributed approximately $488,000, or 37.2%, of the increase, primarily as a result of demurrage, car hire income and joint facility income. Non-freight revenues for Comparable Railroad Properties increased approximately $799,000, or 8.4%, primarily as a result of increased car hire, switching, demurrage and other income which were partially offset by corresponding decreases in car repair income.

     Operating Expenses. Operating expenses for the nine months ended September 30, 1996, excluding the effects of the special charge recorded in 1995, increased $5.7 million, or 8.3%, to $72.6 million from $66.9 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues), decreased for the period to 81.9%, compared to 83.6% in the prior year period, primarily as a result of decreased equipment rents and materials as discussed below. Including the special charge recorded in 1995, the Company's operating ratio improved by 4.4 points to 81.9% from 86.3% in the prior year period.

     The following table sets forth a comparison of the Company's operating expenses during the nine month periods ended September 30, 1995 and 1996, in dollars and as a percentage of operating revenues:

                         Operating Expenses Comparison
                 Nine months Ended September 30, 1995 and 1996
                            (dollars in thousands)

                                    1995                      1996
                             ----------------------     ---------------------
                                     % of Operating            % of Operating

                               Dollars      Revenue       Dollars     Revenue
                               -------      -------       -------     -------
Labor and benefits............ $24,708        30.9%       $25,789       29.1%
Equipment rents...............  10,899        13.6         10,050       11.4
Depreciation and amortization.   6,017         7.5         7,365         8.3
Diesel fuel...................   5,623         7.0         6,589         7.4
Purchased services............   4,435         5.5         5,981         6.7
Casualties and insurance......   3,882         4.9         4,850         5.5
Materials.....................   3,654         4.6         3,187         3.6
Other.........................   7,632         9.6         8,744         9.9
                               -------        ----       -------        ----
     Total excluding special
      charge.................. $66,850        83.6%      $72,555        81.9%
Special charge................   2,140         2.7            --          --
                               -------        ----       -------        ----
     Total.................... $68,990        86.3%      $72,555        81.9%
                               =======        ====       =======        ====

     Labor and benefits for the nine months ended September 30, 1996 increased $1.1 million, or 4.4%, to $25.8 million from $24.7 million in the prior year period. Labor and benefits attributable to New Railroad Properties increased $1.3 million and represented substantially all of the overall increase. Labor and benefits for Comparable Railroad Properties increased approximately $77,000, or 0.1%, despite the 9.9% increase in carloadings due primarily to a focus on cost containment. Headquarters' labor and benefits decreased by approximately 3.6% due primarily to adjustments made during the quarter to executive and senior managers' incentive compensation benefits and the reimbursement of salaries and benefits for Company employees' involved in the transition and operations of FCA in Brazil.

     Equipment rents for the nine months ended September 30, 1996 decreased by approximately $849,000, or 7.8%, to $10.1 million from $10.9 million in the prior year period. Equipment rents attributable to New Railroad Properties increased approximately $405,000, or 17.1%, due primarily to operating the New England Central Railroad for nine months in the current year period versus eight months in the prior year period and equipment rents related to the INOH and CSO in the current year period. Equipment rents for Comparable Railroad Properties decreased approximately 3.6% due primarily to decreased car hire expense. The decrease in car hire expense is due to certain arrangements made under which the Company has placed over 2,300 freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on one of its railroads. In addition, the car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's. Additionally, the implementation of car hire reclaim arrangements on certain types of equipment and the trackage rights arrangement with a connecting Class I carrier on one of the Company's railroads, which resulted in lower car hire rates, contributed to the decrease in car hire expense. The remainder of the decrease is attributable to the AUNW which ceased operations in May 1996.

     Depreciation and amortization for the nine months ended September 30, 1996 increased $1.4 million, or 22.4%, to $7.4 million from $6.0 million in the prior year period. New Railroad Properties accounted for 34.6% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties in 1995 and 1996, increased locomotive depreciation related to the 1995 fleet expansion and depreciation of new computer hardware and software.

     Diesel fuel expense for the nine months ended September 30, 1996 increased by approximately $966,000, or 17.2%, to $6.6 million from $5.6 million in the prior year period. New Railroad Properties accounted for 49.2% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $540,000, or 11.3%, due to a combination of increased consumption related to increased carloadings and higher fuel prices during the current year period. The Company's average fuel cost per gallon increased approximately
$0.07 per gallon, or 10.0%, in the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 32.0% of the Company's estimated annual fuel consumption. Additionally, the Company has retained an independent contractor to negotiate fuel prices for the Company's railroads on a centralized basis. This contractor will be compensated on a percentage of cost savings.

     Purchased services for the nine months ended September 30, 1996 increased $1.6 million, or 34.8%, to $6.0 million from $4.4 million in the prior year period. Purchased services attributable to New Railroad Properties accounted for 12.7% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $812,000, or 22.3%, and was due primarily to increased contract labor related to maintenance of way, locomotive repairs and warehousing activities. The remainder is primarily due to increased headquarters' computer services expenses.

     Casualties and insurance expense for the nine months ended September 30, 1996 increased by approximately $968,000, or 24.9%, to $4.9 million from $3.9 million in the prior year period. New Railroad Properties accounted for 10.6% of this increase. Casualties and insurance expense for Comparable Railroad Properties increased by $1.2 million, or 37.5%, as lower insurance premiums related to an increase in the Company's self insured retention were offset by higher casualty expenses related to derailments and a personal injury which resulted in a fatality. The increase for Comparable Railroad Properties was partially offset by adjustments to headquarters' self insured retention liability.

     Materials expense for the nine months ended September 30, 1996 decreased by approximately $467,000, or 12.8%, to $3.2 million from $3.7 million in the prior year period. Materials costs associated with New Railroad Properties increased by approximately $231,000. Materials expense for Comparable Railroad Properties decreased approximately $871,000, or 28.0%, primarily as a result of decreased car repair and locomotive repair materials in the current year period.

     Other expenses for the nine months ended September 30, 1996, including property and franchise taxes and joint facilities, increased $1.1 million, or 14.6%, to $8.7 million from $7.6 million in the prior year period. Approximately 49.4% of this increase is attributable to New Railroad Properties. Other expenses for Comparable Railroad Properties increased by approximately $20,000, or 0.4%, as increased trackage rights expense and bad debt expenses were offset by decreased property taxes. Trackage rights expense increased due to the track lease and operating rights agreement with a connecting Class I carrier on one of the Company's railroads. 1996 property valuations were received during the three months ended September 30, 1996 and were substantially less than estimated, resulting in an adjustment to expense. The remainder of the increase is due to an increase in headquarters' expenses attributable to the Company's growth.

     Interest Expense. Interest expense for the nine months ended September 30, 1996 increased approximately $644,000, or 15.3%, primarily due to additional borrowings under the Company's U.S. Acquisition Facility to fund the acquisitions of the INOH and CSO and to fund the Company's equity investment in FCA.

     Other Income. Other income for the nine months ended September 30, 1996 decreased by approximately $43,000, or 5.9%, to $688,000 from $731,000 in the prior year period due primarily to fewer sales of non-operating properties partially offset by increased interest income.

     Income Taxes. The Company's effective tax rate, excluding the 1995 special charge, increased in the nine months ended September 30, 1996 to 40.2% from 39.5% in the prior year period due primarily to an increase in the effective state income tax rate.

LIQUIDITY AND CAPITAL RESOURSES

     The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

     During the nine months ended September 30, 1996, the Company generated cash from operations of $18.5 million, of which $14.9 million was used to fund non-acquisition related capital expenditures and $1.4 million was used to reduce outstanding borrowings under the Company's bank credit facilities exclusive of a $2.1 million paydown of long term debt assumed in the INOH acquisition. Cash and cash equivalents increased by $1.2 million during the nine months ended September 30, 1996 resulting in a cash balance at September 30, 1996 of $3.3 million.

     On June 4, 1996, the Company acquired 100% of the outstanding stock of the INOH for $8.9 million cash and the assumption of approximately $3.5 million of debt. This acquisition was funded by borrowings under the U.S. Acquisition Facility.

     In June 1996, a newly formed wholly owned subsidiary of the Company, RailTex International Holdings, Inc., completed its initial investment in Ferrovia Centro-Atlantica S.A. ("FCA"), which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. FCA was awarded the concession at the government's minimum bid price of approximately U.S. $318.0 million. The Brazilian government structured the transaction as a 30 year concession with a 20.0% down payment and future lease payments due in quarterly installments after an initial two year grace period. RailTex International Holdings owns 12.5% of the voting stock and 13.4% of the non-voting stock of FCA and will account for the transaction using the cost method of accounting. The Company's initial Investment, which funded its share of the down payment, was approximately U.S. $8.2 million and was funded by borrowings under the U.S. Acquisition Facility.

     During the three months ended September 30, 1996, the Company completed its investment in FCA. The additional investment of approximately U.S. $7.8 million was required to provide the initial working capital for FCA and to pay for the Company's portion of auction related expenses. Approximately $7.7 million of the additional investment was funded by borrowings under the U.S. Acquisition Facility.

     On September 21, 1996, a newly formed subsidiary of the Company, CSO, purchased from Consolidated Rail Corp. ("Conrail") certain assets including 23 miles of rail segments located in the Hartford, Connecticut area and six locomotives. The CSO was also granted rights to operate over an additional 49 miles of track, from North Haven, Connecticut to Springfield, Massachusetts, under a freight operating agreement with Amtrak. The purchase price, $3.5 million, was funded by borrowings under the Company's U.S. Acquisition Facility.

     On September 9, 1996, the Company announced that it has signed a letter of intent with Canadian National ("CN") to acquire, through a wholly owned subsidiary, substantially all of the assets of the former Detroit, Toledo & Ironton Railroad ("DTI"). The Company will purchase approximately 146 miles of track for $27.0 million and, with trackage rights, will operate over approximately 255 miles. Additionally, the Company has committed to invest, over a three year period, approximately $9.7 million to return the DTI's track to FRA Class 4 standards. The closing of the acquisition of the assets of the DTI is contingent upon, among other things, the negotiation and execution of definitive documentation, approval by the Company's Board of Directors and receipt of necessary regulatory approvals. The Company anticipates funding this acquisition of assets through borrowings under its U.S. Acquisition Facility.

     At September 30, 1996, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $89.3 million, which constituted 42.7% of its total capitalization. Comparable figures at December 31, 1995 were $58.9 million and 34.3%, respectively.

     The Company now anticipates that its maintenance capital expenditure requirements in 1996 for track, locomotives and equipment on properties it currently operates will be approximately $15.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be approximately $4.5 million.

     On May 17, 1996, the Company entered into a new domestic credit agreement consisting of a $10.0 million domestic working capital facility (the "U.S. Working Capital Facility") and a $75.0 million domestic acquisition facility (the "U.S. Acquisition Facility"), replacing similar facilities which would expire in May 1996 and May 1997 respectively. The Company may borrow up to 65.0% of its eligible accounts receivable under the U.S. Working Capital Facility to provide working capital and may borrow under the U.S. Acquisition Facility to finance acquisitions of property and equipment which meet defined criteria. The new facilities expire on April 30, 1999. Interest is payable monthly under the U.S. Working Capital Facility until April 30, 1999 when all borrowings become payable. New borrowings under the U.S. Acquisition facility are monthly interest only until they are rolled into a term note annually on April 30. The term notes are amortized over a six year period; however, all borrowings become payable three years from their date of funding, none later than April 30, 2002. Both the U.S. Working Capital Facility and U.S. Acquisition Facility bear interest based on stated borrowing margins over the London Interbank Offered Rate ("LIBOR") or the U.S. prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. At September 30, 1996, borrowings outstanding and availability under the U.S. Acquisition Facility were $30.4 million and $44.6 million, respectively. There were no borrowings under the U.S. Working Capital Facility at September 30, 1996.

     On June 21, 1996, the Company entered into a new Canadian credit agreement consisting of a $5.0 million Canadian revolving working capital facility (the "Canadian Working Capital Facility"), which replaced a revolving credit facility that initially expired May 31, 1996 and was subsequently extended until the closing of the new agreement, and a new $25.0 million Canadian acquisition credit agreement (the "Canadian Acquisition Facility"). The Canadian credit agreements contain terms and conditions similar to the domestic agreements. The Canadian facilities bear interest based on stated borrowing margins over the bankers acceptance rate (the "BA Rate") or the Canadian prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. At September 30, 1996 borrowings outstanding and availability under the Canadian Working Capital Facility were CDN $1.0 million and CDN $4.0 million, respectively. There were no borrowings under the Canadian Acquisition Facility at September 30, 1996.

     Covenants contained in the agreements evidencing the Company's senior and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures over a defined limit and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments, or guarantees. The Company is required to maintain a minimum tangible net worth and to meet certain other financial ratios. At September 30, 1996 the Company was in compliance with all covenants.

     At September 30, 1996, availability under the U.S. Acquisition Facility, the U.S. Working Capital Facility and the Canadian Working Capital Facility and Canadian Acquisition Facility was, in U.S. dollars, $44.6 million, $10.0 million, approximately $2.9 million and approximately $18.4 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee. In addition, RailTex, Inc., the parent company, is a guarantor of the Canadian Credit Facility.

     The Company believes its cash flow from operations together with available amounts under the U.S. Working Capital Facility and Canadian Working Capital Facility will allow it to meet its liquidity and capital expenditure requirements for railroads it currently operates through the expiration of these facilities in April 1999.

INFLATION

     In recent years, inflation has not had a significant impact on the Company's operations. The Company's contracts with connecting carriers typically include clauses that adjust the Company's per car fees based on the Surface Transportation Board's ("STB") cost or inflation indices.

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


            The remainder of this page is intentionally left blank.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings - None
------   ------------------------
Item 2.  Changes in Securities - None
------   ----------------------------
Item 3.  Defaults Upon Senior Securities - None
------   --------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders - None
------   ----------------------------------------------------------
Item 5.  Other Information -None
------   -----------------------
Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(A).  Exhibits

     Exhibit
     Number    Description of Document
     -------   -----------------------
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

     ++10.1 Credit Agreement, dated as of May 17, 1996, between the Company; First Interstate Bank of Texas, N.A.; as Agent, and the several financial institutions that are parties to the Credit Agreement.

     ++10.2 First Amendment to Credit Agreement, dated as of June 11, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent, and the several financial institutions that are parties to the Credit Agreement.

     ++10.3 Second Amendment to Credit Agreement, dated as of July 22, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent, and the several financial institutions that are parties to the Credit Agreement.

     ++10.4 Loan Agreement, dated as of June 21, 1996, between RailTex Canada, Inc., as Borrower and National Bank of Canada and ABN AMRO Bank Canada, as Lenders and National Bank of Canada, as Agent.

       10.5 Third Amendment to Credit Agreement, dated August 13, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

     10.6      (This exhibit is intentionally left blank.)

     10.7      (This exhibit is intentionally left blank.)

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

    *10.13 Asset Purchase Agreement, dated October 29, 1990, by and between the Goderich Exeter Railway Company Limited and Canadian National Railway Company.

    *10.14 Operating and Marketing Agreement, dated October 29, 1990, between Goderich Exeter Railway Company Limited and Canadian National Railway Company.

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

    ++10.30    Form of Amended 1993 Stock Plan of the Company.

     *10.31 Form of Non-Statutory Stock Option Agreement between the Company and its officers.

     *10.32 Interest Rate Swap Agreement, dated September 16, 1992, between the Company and First Interstate Bank of Texas, N.A.

     *10.33 Form of Indemnification Agreement between the Company and its officers and directors.

     *10.34 Form of Indemnification Agreement between RailTex Service Co., Inc. and its officers and directors

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

  *****10.41   The Note Agreement, dated as of September 1, 1995, between the
               Company and the Purchasers named on Schedule I on Note Agreement.

       10.42   (This exhibit is intentionally left blank.)

       10.43   (This exhibit is intentionally left blank.)

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

      +10.49 Interest Rate Swap Agreement, dated January 24, 1995, between National Bank of Canada and RailTex Canada, Inc.

      +10.50 Form of Split Dollar Insurance Agreement between the Company and its Executive Officers.

     ++10.51 Agreement of Sale Among RailTex, Inc. and Indiana & Ohio Rail Corp. and all of the Shareholders of Indiana & Ohio Rail Corp.

       11.1    Statement Regarding Computation of Per Share Earnings.

       27      Financial Data Schedule.
______________

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

     + These exhibits are incorporated by reference to the same Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 29, 1996.

    ++ These exhibits are incorporated by reference to the same Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.


(b). Reports on Form 8-K:
     -------------------
     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                               RAILTEX, INC.


Date:  November 14, 1996                       By: /s/ Laura D. Davies
                                                  ------------------------------
                                               Name:  LAURA D. DAVIES
                                               Title:  Vice President and
                                                        Chief Financial Officer


Date:  November 14, 1996                       By: /s/ Allen L. Smith
                                                  ------------------------------
                                               Name:  ALLEN L. SMITH
                                               Title:  Controller, RailTex, Inc.