Form 10-K
period 1996-12-31
RAILTEX INC
filed 1997-03-28
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                                              or

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


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [X]   YES                   [ ]       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on the closing sales price on March 25, 1997 as reported by the Nasdaq National Market) of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $142.9 million. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the Registrant or such directors or executive officers that such directors and executive officers are "affiliates" of the Registrant, as that term is defined under the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of the Registrant's Common Stock as of March 25, 1997: 9,152,260

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for its annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part
III. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                    PAGE

   1.  Business.........................................................   4
   2.  Properties.......................................................  16
   3.  Legal Proceedings................................................  22
   4.  Submission of Matters to a Vote of Security Holders..............  23

                                     PART II

   5.  Market for the Registrant's Common Equity and Related Stockholder
           Matters......................................................  25
   6.  Selected Consolidated Financial and Operating Data...............  26
   7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................  27
   8.  Financial Statements.............................................  39
   9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................  63

                                    PART III

  10.  Executive Officers of the Registrant.............................  64
  11.  Executive Compensation...........................................  64
  12.  Security Ownership of Certain Beneficial Owners and Management...  64
  13.  Certain Relationships and Related Transactions ..................  64

                                     PART IV

  14.  Exhibits and Reports on Form 8-K.................................  65

    This Form 10-K contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

             The remainder of this page is intentionally left blank

                                     PART I

ITEM 1.  BUSINESS

    RailTex, Inc. ("RailTex" or the "Company") is the leading operator of short line freight railroads in North America, based on total track miles and the number of railroads operated. The Company, through its subsidiaries, operates over approximately 3,800 miles of track in 22 states, Canada and Mexico. The Company also owns an approximate 11.0% equity interest in the Ferrovia Centro Atlantica, S.A. ("FCA") which operates an approximately 4,400 mile railroad in central and eastern Brazil and owns an approximate 6.0% interest in the Ferrovia Sul Atlantica, S.A. ("FSA") which operates a 4,200 mile railroad in southern Brazil. In 1996, RailTex railroads transported almost 360,000 carloads of freight for over 940 customers. Traffic which originated or terminated on RailTex's lines generated more than 96.0% of the Company's total freight revenues in 1996.

    The Company built its portfolio of railroads through purchase, lease or contract to operate. Of the 30 railroads RailTex has acquired to date, 19 are owned, four are leased, four are partially owned and partially leased, two are operated under long-term contracts and one ceased operations in 1996. RailTex began operating its first railroad in 1984.

    In the fourth quarter of 1996, the Company, through a newly formed wholly owned subsidiary, acquired 42 miles of track located in the Pittsburgh metropolitan area from Conrail for $3.0 million ("Pittsburgh Acquisition"). The Company, through a newly formed wholly owned subsidiary, also acquired, 26 miles of track in eastern Ontario, Canada from Canadian National ("CN") for CDN $1.1 million (approximately U.S. $800,000) in the fourth quarter ("Ontario Acquisition"). In September 1996, the Company, through a newly formed wholly owned subsidiary, purchased 23 miles of track located in Connecticut and six locomotives from Conrail. In addition, the Company was granted rights to operate over an additional 49 miles of track from just north of New Haven, Connecticut to Springfield, Massachusetts under a freight operating agreement with Amtrak. The total purchase price was $3.5 million ("Connecticut Southern Acquisition"). In June 1996, the Company, through a newly formed wholly owned subsidiary, acquired 100.0% of the outstanding stock of the Indiana & Ohio Rail Corp. ("INOH") for $12.4 million including an $8.9 million cash payment and the assumption of $3.5 million of long-term debt, of which $2.1 million was paid down after completion of the acquisition. Through its subsidiaries the INOH operates ten line segments totaling 230 miles of track in southwestern Ohio and southeastern Indiana ("INOH Acquisition"). In February 1997, a wholly owned subsidiary of the INOH, purchased 146 miles and was granted trackage rights to operate over an additional 109 miles of track between Flat Rock, Michigan and Cincinnati, Ohio for $22.0 million from Grand Trunk Western Railroad ("GTWR"), a subsidiary of CN, ("DTI Acquisition").

    In September 1996, the Company, through a newly formed wholly owned subsidiary, completed an investment, totaling approximately Brazilian Reals ("R $") $16.0 million (approximately U.S. $16.1 million), in FCA which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. In December 1996, the Company, through a newly formed wholly owned subsidiary, initiated an investment, totaling approximately R $8.6 million (approximately U.S. $8.3 million), in FSA which was awarded the concession to operate the 4,200 mile southern network of the Brazilian federal railroad. In February 1997, 2.8 million shares of preferred stock in FCA were sold for approximately R $2.9 million (U.S. $2.8 million) to fund a portion of the investment in FSA. As of February 1997, the Company currently owns approximately 11.0% and 6.0% interest in FCA and FSA, respectively.

    The Company's strategy is to grow through (i) additions to its portfolio of short line railroad properties, seeking overall diversification with respect to geography, customers, commodities and connecting railroads, and (ii) improvement in the operating performance of newly added and currently operated properties. RailTex believes its emphasis on diversification, its expertise in adding railroad properties to its portfolio and its focus on customer service, employee productivity and operating efficiency position it to effectively implement its strategy.

    RailTex intends to capitalize on the opportunities created by the major rail carriers' ongoing commitment to downsizing. Since deregulation of the U.S. and Canadian railroad industries in the 1980's, major North American railroads have taken steps to improve profitability and increase market share by streamlining their operations. These major railroads have generally concentrated their management and marketing attention on core, long-haul routes, while divesting (through sale or lease) many of their low-density branch lines to smaller and more cost-efficient freight railroad operators such as RailTex. These short line "feeder" railroads typically serve multiple industries located along branch lines and "feed" freight to the connecting main line carriers. More than 260 short line and regional railroads, operating approximately 30,000 miles of track, have been created in North America since 1980. In addition, the Company believes that it will benefit from acquisition opportunities created by mergers among long haul railroads. These acquisition opportunities are expected to arise as routes are sold in response to regulatory requirements or in order to eliminate duplicate routes. Almost all of the rail lines operated by the Company were previously operated by five of North America's largest railroads. RailTex believes it has significant opportunities to expand its portfolio by acquiring branch line railroad properties operated by major railroads and existing short line railroads in both the United States and Canada. In addition, the Company believes that international rail privatization will offer additional long term opportunities as certain governments privatize their country's rail systems.

    The Company has increased the traffic volume and operating efficiency of its portfolio of railroad properties. RailTex credits its operating record in large part to its performance-based management approach and decentralized management structure, which places primary operating responsibility for each railroad with local management, and its incentive-based compensation programs, which reward employees for improving customer service and operating results. Unlike major rail carriers, the Company also benefits from its flexible work environment in which the Company's railroads can assign their operating employees to tasks on an as-needed basis without regard for traditional railroad industry craft distinctions (pursuant to which railroad operating employees are assigned to tasks based upon narrowly defined job descriptions).

    RailTex believes its established reputation as an acquirer and operator of short line rail properties, in combination with its managerial and financial resources, has positioned the Company to take advantage of future growth opportunities.

    The Company was incorporated in Texas in December 1977, and until 1984 its principal business was the short-term, full-service leasing and management of open top aggregate hopper railcars. In October 1984, RailTex entered the short line freight railroad business by contracting to operate the San Diego & Imperial Valley Railroad. By year end 1988, the Company's short line railroad portfolio had grown to six rail lines and generated 85.0% of the Company's operating revenues. In mid-1989, RailTex sold its railcar leasing assets, utilizing the sale proceeds to purchase additional short line railroad properties. Since the sale of its railcar leasing assets, the Company's sole business activity has been the operation of short line railroads. The Company added three short line railroad properties to its portfolio in 1989, six properties in 1990, one property in 1991, four properties in 1992, three properties in 1993, one property in 1994, one property in 1995 and four properties in 1996. The Company also invested in two separate companies each of which has begun operating newly privatized railroads in Brazil.

INDUSTRY OVERVIEW

    The U.S. railroad industry is dominated by major Class I railroads, which operated approximately 125,000 miles of track at year end 1995 (the most recent year available) and represented approximately $31.4 billion, or approximately 91.5%, of total rail industry operating revenues of $34.3 billion in 1995. In addition to large railroad operators, at year end 1995 there were more than 500 short line and regional railroads, such as the Company, which generated approximately $3.0 billion of operating revenues in 1995 and operated approximately 45,000 miles of track at year end 1995. Reflecting downsizing by major rail carriers, the proportion of total track miles operated by short line and regional railroads in the United States increased to 27.0% of total railroad industry track miles in 1995 from approximately 17.0% in 1986.

    Since deregulation of the U.S. and Canadian railroad industries in the 1980's, major North American railroads have taken steps to improve profitability and increase market share by streamlining their operations. The Staggers Rail Act of 1980 ("Staggers Act") enabled many of the structural changes in the U.S. rail industry which have favorably affected the Company's profitability and ability to add short line railroads. Canada's National Transportation Act of 1987 liberalized the process for branch line divestiture, much as the Staggers Act facilitated the process for U.S. railroads. A 1993 study prepared for the National Transportation Agency, Canada's primary federal regulator of railroads ("NTA"), recommended that legislation be enacted to accelerate and further facilitate the branch line divestiture process in Canada. In September 1995, the Canadian Transportation Act ("C-101") was introduced in the House of Commons and became law in July 1996. Under C-101, the sale of a rail line in Canada is not subject to federal approval, although a process of advertising and negotiations is required. In addition, a Certificate of Fitness, which is issued to a company which proposes to construct or operate a railway in Canada, is now required. Pursuant to C-101, the NTA was replaced by the Canada Transportation Agency ("CTA").

    As a result of deregulation, major railroads have been able to concentrate their management and marketing attention on core, long-haul routes, while divesting (through sale or lease) many of their branch lines to smaller and more cost-efficient freight railroad operators such as RailTex. The major railroads have derived significant benefits from the divesting of branch lines to short line operators. Divesting these branch lines allows major railroads to minimize incremental capital expenditures, increase traffic density and improve railcar utilization. Because of the focus of short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads frequently increases after divestiture. Consequently, these transactions often result in net increases in divesting carriers' freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers' core routes.

    The timing and pace of RailTex's acquisition activity is primarily dependent upon a timetable established by the Class I railroads. The Company is continually reviewing potential acquisitions for rail lines offered by the Class I railroads; however, the number of lines available for acquisition may be affected by Class I merger activity or other commitments of the Class I railroads' resources. The timing and pace of the acquisition of existing short line railroads is primarily a function of identifying a willing seller and agreeing to financial considerations.

AVAILABILITY OF SHORT LINE PROPERTIES

    Since 1980, more than 260 short line and regional railroads, operating approximately 30,000 miles of track, have been created in the United States primarily as a result of divestiture by major rail carriers. The Company believes this trend is likely to provide a continuing source of expansion opportunities for the next several years. In addition, there are approximately 300 other small railroads, most of which are owned by other railroads, non-railroad companies, investment partnerships, and individuals. The Company has purchased three of the railroad properties it operates from sellers other than major railroads, and believes other independent railroad operators represent additional sources of desirable properties. The Company has also successfully commenced operations on three Canadian short lines, and anticipates it will have the opportunity to add more Canadian short line railroad properties to its portfolio. In addition, the Company believes that international rail privatization will offer additional long-term opportunities as certain governments privatize their country's rail system.

BUSINESS STRATEGY

    The Company's strategy is to grow through (i) additions to its portfolio of short line railroad properties, seeking overall diversification with respect to geography, customers, commodities and connecting railroads, and (ii) improvement in the operating performance of newly added and currently operated properties. RailTex believes its emphasis on diversification, its expertise in adding railroad properties to its portfolio and its focus on customer service, employee productivity and operating efficiency position it to implement effectively its strategy.

EXPANSION STRATEGY

    RailTex's expansion strategy is to maintain its diversified revenue base while growing portfolio of short line railroad properties and to maintain its position as a competitive bidder for new railroad properties. The key components of RailTex's expansion strategy are:

    DIVERSIFICATION: RailTex believes that its portfolio diversification limits its exposure to geographic, economic and customer related risks, while it positions the Company to take advantage of a broad range of business opportunities. This diversification, and the increasing stability it provides to the Company's operations, differentiates RailTex from regional and other short line carriers. Diversification also enables the Company to develop and maintain close working relationships with essentially all major rail carriers in North America.

    INTERNATIONAL: RailTex believes that its international acquisition strategy is a natural extension of its North American acquisition strategy and that international rail privatization will offer significant long term opportunities. The Company's strategy regarding international acquisitions includes analyzing the country's political and economic environment, identifying potential country risks and attracting strong local investment partners. Additionally, the Company has developed certain guidelines regarding the percentage of assets and equity invested in international acquisitions in relation to total assets and equity. RailTex believes its current international investment experience gives it an additional advantage over other U.S. short line carriers.

    EXPERIENCE: RailTex believes it has positioned itself as a reliable, experienced acquirer and operator of short line railroad properties. The Company believes its record, evidenced by its acquisition, integration and operation of 30 rail properties since 1984, gives the Company a significant competitive advantage over other bidders for short line railroad properties. RailTex also believes its ability to finance and close transactions and commence operations in a timely manner is well recognized by the major rail carriers. In addition, the Company believes it has developed good relationships with the major rail carriers and that these relationships provide an advantage in competing for additional properties.

OPERATING STRATEGY

    RailTex's operating strategy is to improve the performance of its railroad properties by focusing on improved customer service and operating efficiency. The key components of RailTex's operating strategy are:

    CUSTOMER SERVICE: The Company seeks to build its business by providing its customers with convenient and cost-effective service to meet their transportation needs. To this end, the Company works with its customers to assess their requirements and then tailors its operations to increase the frequency and reliability of service. The Company believes these efforts to enhance customer service have resulted in increased traffic and good relationships with customers along the Company's lines.

    OPERATING EFFICIENCY: RailTex focuses on promoting cost-efficient operations at all levels of its organization. Unlike major rail carriers, the Company benefits from its flexible work environment in which the Company's railroads can assign their operating employees to tasks on an as-needed basis without regard for railroad industry craft distinctions.

    MANAGEMENT PHILOSOPHY: RailTex, through its performance-based process management approach and decentralized management structure, believes it has developed a culture that encourages employees to take initiative and responsibility. Further, the Company rewards productivity through its performance-based, incentive compensation programs. During the last three years, the Company's employees received an average of at least 10.0% of their base pay in incentive payments.

PORTFOLIO EXPANSION

    Since 1984, the Company has built a portfolio of railroads, almost all of which were added as a result of a competitive bidding process. RailTex has developed a disciplined approach for identifying, analyzing, negotiating and structuring additions to RailTex's portfolio of short line railroads. The Company believes this approach, together with its ability to finance acquisitions quickly with borrowings under the Company's $75.0 million revolving U.S. acquisition facility ("U.S. Acquisition Facility") and its CDN $25.0 million revolving Canadian acquisition facility ("Canadian Acquisition Facility"), has provided it with a competitive advantage.

    The Company has developed an acquisition team with broad experience in the transportation sector which is responsible for implementing the Company's expansion program. Expansion opportunities are presented to the Company by divesting carriers or are identified by the Company through dialogues maintained by this acquisition team with major rail carriers and other railroad operators.

    Opportunities are evaluated according to Company guidelines with respect to, among other matters, size, effect on geographic, commodity, connecting carrier and customer diversification and financial returns. Members of the Company's acquisition team, assisted by senior management, complete a thorough evaluation of each opportunity. This evaluation includes in-depth, on-site investigations, reviews of historical traffic volumes, interviews with operating personnel and current and potential customers and conversations with local officials and members of the business community.

    RailTex adds short line railroad properties to its portfolio through purchase, lease or contract to operate. Typically, the Company bids against other short line operators for available properties. The timing and structure of each transaction is determined by the divesting railroad based upon strategic and economic considerations. In addition to factors such as the price they will receive for the sale of a railroad property and the price per carload they will pay a new operator for interchanging traffic, divesting carriers consider a prospective operator's experience and its ability to close a transaction and commence operations in a timely manner.

    The Company intends to use its U.S. Acquisition Facility and its Canadian Acquisition Facility to finance purchases of additional railroad properties in North America. At February 28, 1997, the Company had $15.2 million and CDN $23.9 million available under the U.S. Acquisition Facility and Canadian Acquisition Facility, respectively. Upon utilization of the entire amount of the Company's U.S. Acquisition Facility, the Company believes it has a number of viable financing alternatives available that will result in additional acquisition capacity. The financing alternatives include, but are not limited to, an expansion of the current U.S. Acquisition Facility, a private placement of medium to long term notes, or an additional equity offering.

    Following the closing of a transaction, railroad properties acquired by RailTex are integrated into the Company by "Go Teams" of RailTex professionals. These transition teams, headed by the Company's regional general managers, are composed of experienced Company employees assembled from throughout the RailTex organization. These teams establish RailTex's policies and procedures at the newly added railroad properties and conduct interim operations until the new general managers of these railroads are able to hire and train a full-time work force. The Company believes its approach to commencing operations on its properties benefits its customers by helping to eliminate the service delays and interruptions which often accompany transitions to new operators.

SHORT LINE OPERATIONS

MARKETING

    Following commencement of operations by RailTex, the Company's railroads generally have attracted increased rail shipments from existing customers and obtained traffic from new customers which had not previously shipped by rail or had ceased rail shipments. The Company believes its ability to generate additional traffic is enhanced by its marketing efforts which are aimed at identifying and responding quickly to the individual business needs of customers along its rail lines. As part of these marketing efforts, the Company often schedules more frequent rail service, helps customers negotiate price and service levels with connecting carriers and assists customers in obtaining the quantity and type of rail equipment required for their operations. The Company also often runs non-scheduled trains on short notice to accommodate customers' special or emergency needs.

    The Company assigns primary responsibility for price and service decisions affecting a railroad's customers to the general manager of each railroad. These railroad managers encourage their entire staff to participate in marketing efforts. General managers and marketing personnel at each railroad are supported by senior marketing management at RailTex's headquarters, who assist with sales calls, provide industrial development expertise, conduct formal marketing training and make coordinated sales calls on national accounts which have facilities on more than one Company railroad.

    In 1996, the Company served more than 940 customers which shipped and received a wide variety of products. RailTex's ten largest customers accounted for 24.0% of the Company's operating revenues in 1996. The Company's largest customer in 1996 was Indianapolis Power & Light Company ("Indianapolis P&L") representing 4.6% of operating revenues. Assuming continuation of RailTex's expansion strategy, management expects its reliance on any one customer, including Indianapolis P&L, to diminish over time. Shipments for Indianapolis P&L are made pursuant to a contract between it and the Company which expires in 1998, and while the loss of this business would have a material adverse effect on the Company, management believes that there is not a significant risk of such loss. RailTex believes its relationships with its customers are excellent.

MANAGEMENT

    The Company's decentralized management structure is an important element in its operating strategy. Significant operational autonomy and responsibility for financial results is given to local railroad management, while corporate headquarters is responsible for setting overall policies and for strategic and financial planning, as well as accounting and other shared services. The Company has implemented a performance-based process management approach which relies upon key performance indicators or critical success factors ("CSFs") to manage performance against previously defined targets. On a monthly basis, each manager conducts a formal review of performance against target for each CSF; focusing on items that are not on target; identifying the root cause of the variance and formulating action plans for getting back on target. The Company believes its decentralized management structure, in conjunction with performance-based process management, enables each railroad to tailor its operations to its customers' needs and optimize performance.

    Each RailTex railroad is managed by a general manager who has broad authority and responsibility for pricing, staffing, purchasing, marketing and operations. General managers operate their railroads pursuant to business plans developed annually and updated quarterly. Progress against plan is reviewed monthly by the executive officers of the Company. Most of the Company's general managers have been recruited from operating or marketing management at the major railroads and typically have several years of railroad industry experience. Each new general manager is provided with an extensive orientation to the Company's operating policies and procedures. In addition, all general managers attend semi-annual meetings to exchange information with respect to operating, marketing and regulatory issues. General managers also remain current on industry developments by, among other means, attending national and regional railroad conferences.

    In addition to the general manager, each railroad typically employs an operations manager, a marketing manager, a clerk and several transportation specialists. Transportation specialists perform a wide variety of operating tasks such as switching, locomotive operations and minor track and railcar repair. Major track and railcar repair and derailment work is often contracted to outside specialists.

WORK FORCE

    Flexibility with respect to work assignments is a key element of the Company's operating strategy and contributes significantly to operational productivity of the Company's railroads. All of the Company's personnel are trained in a wide range of skills necessary for short line operations. Railroad operating employees can be assigned to tasks on an as-needed basis because the Company's railroads are not bound by traditional railroad industry craft and work distinctions (pursuant to which railroad operating employees are assigned to tasks based upon narrowly defined job descriptions). Trains are typically operated by two-person crews, consisting of transportation specialists who operate the locomotive and couple and uncouple railcars. The Company believes the organization of its railroads into relatively small work groups encourages greater team effort and permits more clearly defined responsibility and accountability than is obtainable by larger, more centrally managed railroads.

    All but one of the Company's short line railroads maintains a performance-based, incentive compensation program through which a portion of a railroad's operating profits is distributed quarterly to its employees. Incentive compensation programs are administered by the general managers and distributions are made principally on the basis of individual performance.

    Certain employees of three of the Company's U.S. railroads elected to be represented by a union pursuant to governing National Mediation Board ("NMB") procedures. A total of 37 employees representing three of the Company's U.S. railroads are represented by the United Transportation Union ("UTU"). Each of these railroads is involved in mediation with the UTU over the terms of a collective bargaining agreement; however, the NMB has previously determined in all cases the employees will fall under a general craft of "transportation specialists."

    On October 18, 1994, 14 employees of one of the Company's Canadian railroads elected to be represented by the Brotherhood of Locomotive Engineers ("BLE") pursuant to the Ontario Labor Relations Act. These employees did not seek to impose craft distinctions on this railroad, but sought certain compensation levels before an arbitration panel. On December 22, 1995, the arbitration panel ruled that the railroad's wage rates should be similar to wage rates paid to skilled unionized employees within the railroad's local economy. The arbitration panel also ruled that these employees may no longer participate in the Company's incentive compensation program.

    Because of the small number of employees involved, the Company's continued freedom from craft line distinctions, and the small percentage of the Company's revenues and operating income generated by the affected railroads, the Company believes that union representation of these employees (4.3% of the Company's total workforce as of March 1, 1997) will not have a material adverse effect on its operations or financial condition.

    On October 21, 1993, a union representing certain CN employees filed an application with the Canada Labor Relations Board ("CLRB"), seeking to bind the Cape Breton & Central Nova Scotia ("CBNS") to the collective agreement formerly in effect between such union and CN. On August 5, 1994 the CLRB ruled in favor of the Company and determined that CBNS was not bound by the CN's pre-existing collective agreement. This decision was appealed by the union to the Supreme Court of Canada, the ultimate Court of Appeal in that jurisdiction. On January 11, 1996, the Supreme Court dismissed the union's appeal, confirming that CBNS is not bound by the collective agreement formerly in effect between the union and CN. The Company believes that the effect of this decision, in most cases, is that the acquisition of short lines which operate solely within the boundaries of a particular province will not be subject to federal labor laws.

    At February 28, 1997, the Company had 850 full-time employees. The Company believes that its relations with its employees are good.

SAFETY

    An important component of the Company's operating strategy is its emphasis on conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by the Company's railroads. All general managers undergo a week-long training course at the Hazardous Materials Training Center operated by the Association of American Railroads. Operations managers of railroads which transport hazardous materials also attend this course. New transportation specialists attend intensive one week training courses conducted by the Company which cover all aspects of safe and appropriate locomotive and railcar handling. In addition, transportation specialists, prior to receiving locomotive engineer certification, attend a special one week training course conducted by the Company. This basic training is supplemented at each railroad with field and classroom training and annual safety and rules tests, conducted by operating and safety training specialists who visit each railroad on a quarterly basis. The Company also conducts safety inspections on each of its railroads. Each employee involved in train operations is subject to pre-employment and random drug testing, whether or not required by federal regulation. In addition, personnel from each railroad conduct railroad-crossing safety education programs at schools, driver education courses and service clubs in the communities they serve.

TRAFFIC

    Rail traffic may be categorized as interline, local or bridge traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other rail carriers. Bridge traffic neither originates nor terminates on a rail carrier's line, but rather passes over the line from one connecting rail carrier to another.

    Traffic which originated or terminated on RailTex's lines generated 96.0% and 97.0% of the Company's total freight revenues in 1996 and 1995, respectively. The Company believes that higher levels of interline and local traffic provide it with greater stability of revenues because such traffic represents shipments to or from customers located along its lines which, unlike bridge traffic, cannot easily be diverted to other rail carriers.

    The following table summarizes freight revenues by type of traffic carried by the Company's railroads in 1995 and 1996.

                                FREIGHT REVENUES
                     YEARS ENDED DECEMBER 31, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                               1995                    1996
                                         ----------------     -----------------
                                                     % OF                 % OF
                                         DOLLARS    TOTAL     DOLLARS     TOTAL
                                         -------    -----     --------    -----
       Freight revenues:
         Interline ..................    $78,091     85.0%    $ 87,331     84.8%
         Local ......................     11,341     12.3       11,341     11.0
         Bridge .....................      2,477      2.7        4,345      4.2
                                         -------    -----     --------    -----
             Total freight revenues .    $91,909    100.0%    $103,017    100.0%
                                         =======    =====     ========    =====

CONNECTING CARRIERS

    Most of RailTex's short line properties interchange traffic with multiple carriers. At February 28, 1997, the Company's railroads connected with 35 railroads operated by other carriers. Of the Company's rail lines, 72.4% connect with two or more carriers.

    The following table summarizes the Company's significant connecting carriers in 1995 and 1996 by freight revenues and carloads as a percentage of total interchanged (interline and bridge) traffic.

                              INTERCHANGED TRAFFIC
                      YEAR ENDED DECEMBER 31, 1995 AND 1996

                                                         1995            1996
                                                   ---------------   ---------------
                                                   FREIGHT           FREIGHT
CONNECTING CARRIER                                REVENUES CARLOADS REVENUES CARLOADS
                                                   -----    -----    -----    -----
 Union Pacific Southern Pacific Railway Company .   39.2%    40.8%    37.3%    38.2%
 Canadian National Railways ....................    21.8     14.2     20.5     13.9
 CSX Transportation, Inc. ......................    15.5     18.7     16.2     19.1
 Consolidated Rail Corporation .................     5.7      4.3      8.4      6.8
 Norfolk Southern Railway Company ..............     5.3      7.8      6.2      9.8
 Burlington Northern Santa Fe Railway Company ..     7.8      7.5      4.7      3.3
 All other railroads ...........................     4.7      6.7      6.7      8.9
                                                   -----    -----    -----    -----
      Total interchanged traffic ...............   100.0%   100.0%   100.0%   100.0%
                                                   =====    =====    =====    =====

    Charges for interchanged traffic are generally billed to the customer by the connecting carrier and cover the entire transportation of a shipment from origin to destination, including the portion that travels over the Company's lines. The Company's revenues from such traffic are generally collected through fees paid directly to the Company by the connecting carriers rather than by customers on its lines, and are payable regardless of whether the connecting carriers are able to collect from the customers. The fees payable by connecting carriers are set forth in contracts entered into by each of the Company's railroads with their respective connecting carriers and are subject to periodic adjustments.

COMMODITIES

    RailTex's railroads transport a wide variety of commodities for their customers. Some of the Company's railroads have a well-diversified commodity base, while other Company railroads transport one or two dominant commodities. By favoring portfolio additions whose commodity mix would further diversify the Company's railroad portfolio, RailTex seeks over the long term to limit its exposure to any single commodity to no more than 20.0% of freight revenues. In 1996, lumber and forest products and coal, which contributed 21.2% and 15.8%, respectively, of freight revenues, were the two largest commodity groups transported by the Company's railroads.

    The following table summarizes the Company's freight revenues and traffic volume in 1995 and 1996 by commodity group.

           FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                       FREIGHT REVENUES                         CARLOADS
                             -----------------------------------    ----------------------------------
                                    1995             1996                1995               1996
                             ---------------    ----------------    ---------------    ---------------
                                       % OF                % OF               % OF               % OF
COMMODITY GROUP               DOLLARS  TOTAL    DOLLARS    TOTAL     NUMBER   TOTAL    NUMBER    TOTAL
                             -------   -----    --------   -----    -------   -----    -------   -----
                                                        (DOLLARS IN THOUSANDS)
Lumber and forest products   $18,875    20.5%   $ 21,811    21.2%    46,748    14.7%    57,456    16.0%
Coal .....................    15,307    16.7      16,240    15.8     72,864    22.9     84,957    23.6
Chemicals ................     9,652    10.5      11,484    11.1     29,361     9.2     33,221     9.2
Scrap paper & paper
products .................     9,452    10.3       9,758     9.5     22,724     7.1     24,075     6.7
Scrap metal & metal
products .................     7,808     8.5       7,419     7.2     24,347     7.7     23,231     6.5
Farm products ............     7,476     8.1       8,986     8.7     31,754    10.0     34,767     9.7
Non-metallic ores ........     5,980     6.5       6,898     6.7     32,246    10.1     36,365    10.1
Food products ............     4,954     5.4       5,944     5.8     19,837     6.2     22,049     6.1
Petroleum products .......     4,592     5.0       4,767     4.6     10,476     3.3     11,623     3.2
Minerals and stone             3,983     4.3       5,008     4.9     13,659     4.3     14,306     4.0
Other ....................     3,830     4.2       4,702     4.5     14,171     4.5     17,619     4.9
                             -------   -----    --------   -----    -------   -----    -------   -----
     Total ...............   $91,909   100.0%   $103,017   100.0%   318,187   100.0%   359,669   100.0%
                             =======   =====    ========   =====    =======   =====    =======   =====

    The following is a description of the commodities transported by the
Company:

    LUMBER AND FOREST PRODUCTS represented 21.2% of 1996 freight revenues and 16.0% of 1996 traffic volume. The Company transports finished lumber used in construction, as well as woodchips and pulpwood used in particle board and paper manufacturing. The Company serves paper mills and lumber producers in Oregon and Georgia, as well as lumber distribution facilities in New England.

    COAL for electric power generating plants represented 15.8% of 1996 freight revenues and 23.6% of 1996 traffic volume. The Company serves four large electric utilities located in Indiana, Missouri, Arkansas and Nova Scotia, Canada. In Indiana and Nova Scotia, the Company transports unit coal trains from local coal mines to the utility's power plants. The Company also transports unit trains of Powder River Basin coal to power plants in Missouri and Arkansas and unit trains of West Virginia coal to a co-generation plant in Virginia.

    CHEMICALS represented 11.1% of 1996 freight revenues and 9.2% of 1996 traffic volume, and consists primarily of chemicals used in the manufacturing of polyester fiber in South Carolina. Chemicals also include liquid and bulk agricultural fertilizers and plastic pellets.

    SCRAP PAPER AND PAPER PRODUCTS represented 9.5% of 1996 freight revenues and 6.7% of 1996 traffic volume. The Company serves paper mills that produce paper products in Oregon and newsprint and paper in Nova Scotia. The Company also serves warehouses for paper and paper products in New England and a South Carolina manufacturing facility that produces paper plates, cups and bowls.

    SCRAP METAL AND METAL PRODUCTS represented 7.2% of 1996 freight revenues and 6.5% of 1996 traffic volume. The Company serves a steel works in Nova Scotia that utilizes scrap metal to manufacture railroad rail and steel blooms. The Company also serves a steel mini-mill in South Carolina that utilizes scrap steel and a steel works in Missouri that utilizes coiled steel for the manufacture of steel springs. In Connecticut, the Company serves a plant that manufactures rolled copper coil wire from copper bundles.

    FARM PRODUCTS represented 8.7% of 1996 freight revenues and 9.7% of 1996 traffic volume. Farm products consist primarily of corn, wheat and soybeans. Field crops produced in Georgia, North Carolina, Kansas, Missouri, Michigan and Texas account for the majority of this traffic; however, the Company also transports unit trains of soybeans and grain to Louisiana for export.

    NON-METALLIC ORES represented 6.7% of 1996 freight revenues and 10.1% of 1996 traffic volume. Non-metallic ores consist primarily of limestone used in road construction in Texas, Virginia and Georgia. Non-metallic ores also include salt transported by the Company from a large mine in Ontario, Canada and sand which is used in glass manufacturing and in foundries supporting the automotive industry.

    FOOD PRODUCTS represented 5.8% of 1996 freight revenues and 6.1% of 1996 traffic volume. Food products consist primarily of vegetable oils, with peanut meal, canned goods, lard and other products accounting for the balance of the group.

    PETROLEUM PRODUCTS represented 4.6% of 1996 freight revenues and 3.2% of 1996 traffic volume. The majority of this traffic is liquefied petroleum gas produced in New Mexico and Texas which is destined for southern California and, ultimately, Tijuana, Mexico. The Company also serves a large petrochemical plant in Louisiana which manufactures fuel additives.

    MINERALS AND STONE represented 4.9% of 1996 freight revenues and 4.0% of 1996 traffic volume. The Company transports chemical lime used in the manufacturing of manganese, calcium carbonate, finished brick and cement.

    OTHER traffic volume represented 4.5% of 1996 freight revenues and 4.9% of 1996 traffic volume. Other traffic is primarily composed of machinery and fuel blending agents.

COMPETITION

  PORTFOLIO ADDITIONS

    In the process of building its portfolio of short line railroads, RailTex typically competes with other short line railroad operators. Competition for short line railroad properties is based primarily upon price, operating history and financing capability. The Company believes its established reputation as an acquirer and operator of short line rail properties, in combination with its managerial and financial resources, effectively positions it to take advantage of future growth opportunities. To the extent RailTex pursues larger railroad properties, it expects to encounter increased competition from larger competitors, such as regional railroads.

  RAILROAD OPERATIONS

    Each of the Company's railroads is typically the only rail carrier directly serving its customers; however, the Company's railroads compete directly with other modes of transportation, principally motor carriers and, to a much lesser extent, barge operators. The extent of this competition varies significantly among RailTex's railroads. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination transportation package. Cost reductions achieved by major rail carriers over the past several years have generally improved their ability to compete with truckload carriers. Since traffic on most of the Company's railroads is interchanged with long-haul rail lines, the Company believes it benefits from the improving competitiveness of its connecting carriers.

INSURANCE

    RailTex maintains insurance to cover costs associated with personal injury, including death, and property damage, including derailments. The Company's liability policies are currently subject to a self-insured retention of $500,000 per occurrence. With respect to its transportation of hazardous commodities, the Company's liability policies cover sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policies. The Company also maintains all-risk property damage coverage, including damage to property of shippers, subject to applicable retentions.

    The Company's railroad employees are covered by the Federal Employers' Liability Act ("FELA"), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer. FELA-related claims are covered under the Company's liability insurance policies.

    The Company believes its insurance coverage is adequate in light of its experience and the experience of the rail industry. However, the Company can give no assurance as to the adequacy, availability or cost of insurance in the future.

REGULATION

  UNITED STATES

    OVERVIEW. In addition to the environmental, safety, and other regulation generally applicable to all businesses, the Company's railroad subsidiaries are subject to regulation by the Surface Transportation Board ("STB"), the successor to the Interstate Commerce Commission ("ICC"), and the Federal Railroad Administration ("FRA") and by regulatory agencies in the various states in which they do business. The Company believes its operations are in material compliance with these regulations. Additionally, the Company is subject to STB regulation in its acquisition of new railroad properties by purchase, lease or contract to operate. Since 1980, there has been a significant relaxation in regulations governing such transactions, and this change has favorably affected the Company's ability to add railroad properties to its portfolio. Various interests in the United States have sought and continue to seek reimposition of government controls on the railroad industry in areas deregulated in whole or in part since 1980, including stricter rate regulation and more onerous labor protection conditions for rail line transfers.

    STB. The ICC Termination Act, which was enacted on December 29, 1995, eliminated the ICC as an independent agency and created the STB, a new agency within the Department of Transportation which began functioning on January 1, 1996. The ICC Termination Act made a number of changes which have altered the procedure and timing for federal approval of rail projects, including abandonments, line sales, mergers, rates and tariffs. The ICC Termination Act made significant changes in line sale procedures, particularly with respect to labor protection on Class II and III acquisitions. Specifically, a Class II carrier that acquires a line must provide one year of severance pay to employees who lose their jobs as a result of the acquisition, less any railroad earnings the employee may receive from the acquiring carrier. Class III carriers and non carriers are exempt from paying labor protection as a consequence of acquiring a line. With respect to mergers, the STB is required to approve mergers of two or more Class II or Class III carriers. Employees adversely affected by a merger, involving at least one Class II and one or more Class III carriers, must receive one year of severance pay reduced by any railroad earnings the employee may receive from the acquiring carrier. If the merger involves only Class III carriers, no labor protection may be imposed. The Company believes that the line sale and merger provisions of the ICC Termination Act will not have a negative effect and may have a favorable effect on the Company's ability to continue to acquire short line railroads. The ICC Termination Act also simplified and streamlined the abandonment process. With respect to rates and tariffs, railroads no longer have an obligation to file tariffs with the federal government. However, in some instances, primarily for agricultural products, railroads must make those rates available to persons requesting them in writing.

    FRA. The FRA regulates railroad safety and equipment standards, including track maintenance and train speed standards, special procedures for handling hazardous shipments, locomotive and railcar inspection and repair requirements, operating practices and crew qualifications.

    STATE REGULATORY AGENCIES. State regulatory agencies no longer have authority to engage in economic regulation of railroads that are part of the intrastate network. State and local governments generally retain jurisdiction over local rail safety matters, such as the installation of grade crossings and grade crossing warning devices.

  CANADA

    OVERVIEW. The Company's Canadian railroad subsidiaries are subject to regulation by the various governmental departments or regulatory agencies in the provinces in which they do business. The Company believes its operations are in material compliance with provincial regulations, except for those which are obsolete and, therefore, not regularly enforced. Additionally, the Company is subject to CTA regulation with regard to the transfer of federally regulated railroad properties.

    A National Transportation Act Review Commission made recommendations in January 1993 to reduce the regulatory burden at the federal level on the conveyance of portions of lines subject to federal regulations to short line operators and make some potential short lines in Canada more attractive to short line operators. In September 1995, the C-101 was introduced in the House of Commons and became law in July 1996. As a result, the sale of a federal rail line no longer requires federal approval. However, the legislation requires a process of public advertising and a period for negotiation. No railway may be operated without a Certificate of Fitness from the CTA, which is issued on proof of adequate insurance.

    FEDERAL. A Canadian railroad generally will fall under federal regulation if its operations cross any borders between provinces, if it operates internationally or if Parliament has declared it a federal work or undertaking. The two major railroads of Canada, CN and the Canadian Pacific Railway Company, are subject to CTA regulation because they operate nationwide. Consequently, additions to the Company's portfolio in Canada will be subject to federal regulatory approval (mainly Certificates of Fitness) through the CTA as well as Investment Canada pursuant to the Investment Canada Act, the federal act in Canada governing purchases of Canadian businesses by non-Canadians.

    PROVINCIAL. Short lines which reside wholly within the boundaries of a particular province are governed almost exclusively by the laws of that province. Each of the ten provinces in Canada has different laws with respect to regulation of railroads. Most of the provinces have drafted new legislation which is more favorable to the operation of short lines than previous provincial laws.

    The recent Supreme Court of Canada decision dismissing an attempt by a labor union to subject CBNS to federal labor laws has now made it clear that in most cases short lines that reside wholly within the boundaries of a particular province will not be subject to federal labor laws.

ENVIRONMENTAL MATTERS

    The Company's operations are subject to various U.S. and Canadian federal, state, provincial and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. These environmental laws and regulations, which are implemented principally in the U.S. by the Environmental Protection Agency and comparable state agencies and principally in Canada by provincial agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances.

    One of these environmental laws is the Resource Conservation and Recovery Act ("RCRA"), which authorizes individuals to bring citizen claims under RCRA. In March 1996, one of the Company's railroads received notice from an individual of his intent to file a citizen's suit under RCRA, primarily as a result of an oil spill caused by a train derailment that occurred five years prior to the Company's acquisition of the railroad property. The Company is unable to predict whether a claim will be filed, the probable outcome of any such claim or the amount or range of potential loss arising therefrom. In April 1996, one of the Company's railroads received notice of three environmental site evaluations being conducted by a state environmental agency. The evaluations are the result of an alleged fuel spill caused by a train derailment and alleged on-site burial of railroad ties and unreported leaking underground storage tanks and an alleged release of diesel fuel during locomotive refueling. The Company believes these evaluations relate to events that occurred prior to the Company's acquisition of the railroad property. The Company is cooperating with the state environmental agency to complete these evaluations. However, the Company may be held liable for some or all expenses associated with these evaluations and the expenses associated with any necessary remedial actions. To the extent the Company incurs expenses in connection with these evaluations, or remedial actions, it may seek to recover such expenses from the prior owners of the property or other responsible parties. The Company is unable to predict the probable outcome of these site evaluations or the amount or range of potential loss arising therefrom. Other than the potential RCRA claim and the three environmental site evaluations, there are no material environmental claims pending or, to the Company's knowledge at this time, threatened against the Company.

    The Company also believes that its operations are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have any material effect on the Company's earnings or capital expenditures. However, the Company can provide no assurance that the current regulatory requirements will not change or that currently unforeseen environmental incidents will not occur or that past non-compliance with environmental laws will not be discovered on the Company's properties.

ITEM 2.  PROPERTIES

    The Company, through its subsidiaries, operates over approximately 3,800 miles of track in 22 states, Canada and Mexico. The Company has added railroad properties to its portfolio through purchase of track and roadbed, lease of such assets and contracts to operate properties under management agreements, depending upon the economic and strategic considerations of the divesting carriers. Of the 30 properties the Company has acquired to date, 19 are owned, four are leased, four are partially owned and partially leased, two are operated under long-term management agreements and one ceased operations in 1996. After acquiring the right to operate a railroad property, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the property.

    For properties which the Company owns, the continuity of operations of purchased railroad properties has been limited to the physical transfer of these assets. The Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. Quality of the Company's title to its owned rights-of-way varies. The Company's properties were acquired by its predecessors over extended periods of time and by different companies. Accordingly, the original conveyancing documents were not standardized and are subject to judicial interpretation as to the interest conveyed to the original acquiring railroad. In cases involving other railroads, deeds have sometimes been construed to create either an easement for railroad purposes or an ownership interest that terminated upon the cessation of use for railroad purposes. If the Company ceases to operate its railroad over a parcel, the Company's interest in the parcel could revert to adjacent landowners or to others holding a reversionary interest. In addition, under certain limited circumstances, three of the railroad properties may be repurchased by the original selling carriers for their original purchase prices.

    For properties it leases, the Company ordinarily assumes upon the commencement date all operating and financial responsibilities including maintenance, payment of property taxes and regulatory compliance. Lease payments on three railroads leased from one major railroad are structured to ensure that the Company interchanges an agreed upon percentage of outbound carloads with the lessor railroad. Under these leases, the Company makes no payments as long as it interchanges a minimum percentage of its traffic with the lessor; therefore, the Company controls the amount that may be payable under these leases. These leases have an initial 20 year term with one or more renewal terms at the Company's option. In addition, lease payments on five properties leased from two other major railroads are subject to reduction from the base rate, down to zero, depending upon the level of traffic interchanged with the lessors. The maximum aggregate annual lease payments under these leases is approximately $1.7 million. These leases have initial lease terms of five years to 20 years and include purchase options which may be exercised by the Company after one to three years of operation. No payments have been required under any of the Company's railroad property leases, and the Company anticipates that its traffic interchange for the foreseeable future will not result in any payments being incurred under any railroad property leases. Generally, upon the termination of a lease, the Company does not have a right to the return of any capital investment made in its property leased.

    Rail properties operated by the Company under management agreements typically have initial ten year terms followed by either a purchase option or one or more renewal terms at the Company's option. These operating contracts typically require that the Company assume all operating and financial responsibilities for freight operations on the property including maintenance, payment of property taxes and regulatory compliance. Payments by RailTex for the right to conduct rail operations on these properties are typically calculated as percentages of its revenues from the respective properties. Generally, as in the case of leases, upon termination of these agreements the Company does not have a right to the return of any capital investment made in the property managed.

    The Company is currently seeking regulatory approval to abandon or discontinue service on certain segments of track on three railroads to achieve certain operating efficiencies. If approved, abandonment or discontinuance of service on these segments would not have a material effect on the Company's results of operations.

    Railroad properties owned, leased or operated under contract by the Company's subsidiaries typically consist of the track, ties and underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company's holdings of such property are not material. Similarly, the seller typically retains mineral rights and fiber optics easements in the properties acquired by the Company. Revenues derived by the Company from various rentals and easements totaled approximately $2.4 million in 1996.

    The following list describes each of the railroads operated by the Company as of March 15, 1996:

    The Austin & Northwestern ("AUNW") began operations on August 15, 1986 under a ten year contract with Capital Metro, an Austin, Texas area transit authority and the city of Austin. The AUNW experienced a significant decline in traffic in 1994 and 1995 and the Company did not expect significant improvement in the foreseeable future. Given this situation, the AUNW decided not to pursue further its rights unilaterally to renew the existing contract for an additional ten year period and ceased operations in May 1996. As a result, the Company recorded a Special Charge, in the second quarter of 1995, in the amount of $2,140,000 before tax and $1,389,000 after tax, or $0.15 per share, representing the write down of the unamortized value of leasehold improvements of the AUNW.

    The assets of the Cape Breton & Central Nova Scotia ("CBNS") were purchased from Canadian National Railways ("CN") on October 1, 1993. The line is approximately 245 miles long, and runs from Truro to Sydney, Nova Scotia. Traffic includes coal, which both originates and terminates on the line. Inbound traffic consists of scrap iron, chemicals, and salt. Outbound traffic consists of newsprint, woodpulp, steel railroad rail, and railroad cars.

    The assets of the Carolina Piedmont ("CPDR") were purchased from CSX Transportation, Inc. ("CSX") on November 2, 1990. The line is approximately 37 miles long and runs from Greenville to Laurens, South Carolina. Inbound traffic consists of plastics, resins, vegetable oils, cement, lumber, potash, glass sand, brick, newsprint and various chemicals. Outbound traffic consists of pulpwood, scrap paper and industrial engines.

    The assets of the Central Oregon & Pacific Railroad ("CORP") were partially purchased and partially leased from Southern Pacific Transportation Company ("SP") on December 31, 1994. The purchased segment is approximately 336 miles long and runs from Belleview to Eugene, Oregon and from Eugene to Cordes, Oregon. Another 103 miles is leased for five years and runs from Cordes to Coquille, Oregon and from Belleview, Oregon to Black Butte, California. Outbound traffic consists of lumber and wood products, and pulp and paper products. Traffic also includes lumber and wood products which both originate and terminate on the line.

    The Chesapeake & Albemarle ("C&A") was leased from Norfolk Southern Railway Company ("NS") on April 2, 1990 for a term of 20 years, with an option in favor of C&A to purchase the line during the term of the lease. The railroad is approximately 82 miles long and runs from Chesapeake, Virginia to Edenton, North Carolina. Inbound traffic consists of limestone. Outbound traffic consists of grain, lumber and scrap metal.

    The assets of the Connecticut Southern ("CSOR") were purchased from Conrail on September 21, 1996. The purchased segment is approximately 23 miles long and located in Hartford, Connecticut. The CSOR operates an additional 49 miles of track from just north of New Haven, Connecticut to Springfield, Massachusetts under trackage rights. Inbound traffic consists of lumber and wood products, pulp and paper products and metal products. Outbound traffic consists of scrap paper.

    The assets of the Dallas, Garland and Northeastern ("DGNO") were partially purchased and partially leased from Union Pacific Railroad Company ("UP") on February 9, 1992. The lease agreement provides for a 20 year term and grants RailTex three options to renew for additional 20 year terms. The line is approximately 92 miles long and extends from Trenton to Garland, Texas. Inbound traffic consists of limestone, food, farm products and plastics. Outbound traffic consists of food, farm products and plastics.

    Substantially all of the assets of the Georgia Southwestern ("GSWR") were purchased from CSX on June 5, 1989. The GSWR currently operates over 261 miles. One segment extends from Preston, Georgia east to Rochelle, Georgia, and another segment extends from Cuthbert, Georgia, south to Bainbridge, Georgia. The GSWR also operates from Columbus to Cusseta, Georgia and from Columbus, east to Americus then south to Albany, Georgia under a combination of track lease and operating rights with Norfolk Southern. The GSWR also operates over two miles of track in Dawson, Georgia which was acquired from CSX on December 14, 1990. This track was formerly operated by another RailTex railroad, the Georgia Great Southern ("GGS"). The Georgia & Alabama ("GAAB") was leased from NS on June 1, 1989 for a term of 20 years with an option in favor of RailTex to purchase the line during the term of the lease. The railroad is approximately 75 miles long and runs from Smithville, Georgia to White Oak, Alabama. In 1995, the operations of the GGS and GAAB were consolidated into the GSWR. Inbound traffic consists of cement, fertilizer, sugar, forest products and chemicals. Outbound traffic consists of forest products, grain, food products, lumber, auto parts, paper and scrap metal.

    The assets of the Goderich-Exeter ("GEXR") were purchased from CN on April 3, 1992. The line is approximately 70 miles long and runs from Goderich to Centralia, Ontario. Inbound traffic consists of fertilizer and grain. Outbound traffic consists of salt, grain and road machinery.

    The assets of the Grand Rapids Eastern ("GRE") were purchased from Central Michigan Railway Company ("CMGN") on July 10, 1993. The line is approximately 38 miles long and extends from Grand Rapids to Ionia, Michigan. Inbound traffic consists of chemicals. Outbound traffic consists of auto parts.

    The stock of the Indiana & Ohio Rail Corp. ("INOH") was purchased on June 4, 1996. Through its subsidiaries the INOH operates ten line segments totaling 230 miles of track in southwestern Ohio and southeastern Indiana. Inbound traffic consists of farm products, non-metallic ores, chemicals and scrap metal. Outbound traffic consists of farm products, food, chemicals, clay, concrete, stone and scrap metal. On February 15, 1997, a subsidiary of the INOH, Indiana & Ohio Railway Company ("IORY"), purchased from GTWR the assets of the former Detroit, Toledo and Ironton ("DTI"). The DTI line is 146 miles long and is located between Flat Rock, Michigan to Cincinnati, Ohio and with trackage rights operates over 255 miles of track. Traffic consists primarily of automobiles and automobile parts which both originate and terminate on the line.

    The assets of the Indiana Southern ("ISRR") were purchased from Consolidated Rail Corporation ("Conrail") on April 11, 1992. The line extends 170 miles from Indianapolis to Evansville, Indiana. In addition, ISRR operates six miles of trackage rights over Canadian Pacific ("CP") rail between Elnora and Bee Hunter, Indiana. Traffic consists primarily of coal, which both originates and terminates on the line.

    The assets of the Michigan Shore ("MS") were purchased from CMGN on December 14, 1990. The line runs approximately 7 miles and is located in Muskegon, Michigan. Outbound traffic consists of sand and chemicals.

    The assets of the Mid-Michigan ("MMRR") were purchased from CSX on December 19, 1987. The MMRR consists of two separate line segments. One segment is approximately 30 miles long and runs from Elmdale to Greenville, Michigan. The other segment is approximately 37 miles long and runs from Paines to Alma, Michigan. Inbound traffic consists of fertilizer, plastic and lumber. Outbound traffic consists of refrigerators, unit grain trains, liquified petroleum gas, scrap metal, auto parts and farm and food products.

    The assets of the Missouri & Northern Arkansas ("M&NA") were partially purchased and partially leased from UP on December 13, 1992. The lease has a 20 year term with three 20 year renewal options. The line is approximately 527 miles long and runs from Kansas City, Missouri to Newport, Arkansas; from Fort Scott, Kansas to Clinton, Missouri, and from Carthage to Joplin, Missouri. The M&NA operates over trackage rights on the UP from Pleasant Hill to Kansas City, Missouri and from Diaz Junction to Newport, Arkansas. Inbound traffic consists of coal and food products. Outbound traffic consists of grain products, frozen food, minerals, chemicals, forest products and steel. The Branson Scenic Railroad, Inc. ("BSR"), a passenger railroad operator which is not affiliated with the Company, operates passenger excursion trains over a 44-mile segment of the M&NA. The M&NA provides the crews to the BSR and, in turn, receives a flat fee plus a specified percentage of the BSR's revenues over a base amount.

    The assets of the New England Central ("NECR") were purchased from Grand Trunk Corporation ("GTC"), an affiliate of CN, on February 4, 1995. The NECR operates over approximately 319 miles of track, extending from East Alburgh, Vermont to New London, Connecticut, plus an additional approximately six miles over which it operates under trackage rights agreements. Inbound traffic consists primarily of paper, lumber, copper and wood products. A significant portion of the inbound lumber and paper products is received by transload facilities located on the NECR. These facilities transload the commodities to truck for further distribution throughout the New England area and beyond. The majority of these transload operations are affiliated with the CN. Outbound traffic consists primarily of corrugated paper and coal fly ash.

    The assets of the New Orleans Lower Coast ("NOLR") were purchased from UP on March 17, 1991. The line is approximately 24 miles long and runs from Gouldsboro to Myrtle Grove, Louisiana. Inbound traffic consists of unit grain trains. Outbound traffic consists of petroleum products.

    The assets of the North Carolina & Virginia ("NCVA") were purchased from CSX on November 1, 1987. The line is approximately 54 miles long and runs from Boykins, Virginia, south to Kelford, North Carolina, then northeast to Tunis, North Carolina. Inbound traffic consists of grain and chemicals. Outbound traffic consists of woodchips, lumber, particle board, peanuts and peanut hulls.

    The assets of the Northeast Kansas & Missouri ("NEKM") were purchased from UP on February 26, 1990. The railroad is approximately 114 miles long and extends west from St. Joseph, Missouri to Upland, Kansas. Inbound traffic consists of fertilizers. Outbound traffic consists of grain and food products.

    The assets of the Ontario L'Orignal ("OLOR") were purchased from CN effective November 2, 1996. The line is approximately 26 miles long and is located in eastern Ontario, Canada. Traffic consists primarily of scrap iron and steel products, which both originate and terminate on the line.

    The assets of the Pittsburgh Industrial ("PIRR") were purchased from Conrail on December 7, 1996. The line is approximately 42 miles long and is located in the Pittsburgh metropolitan area. Inbound traffic consists of scrap metal, plastics, lubricating oils, chemicals and food products. Outbound traffic consists of scrap metal, plastics and chemicals.

    The Salt Lake City Southern ("SLCS") began operating over property owned by the Utah Transit Authority ("UTA") on April 19, 1993. The SLCS operates the property under a freight easement granted by UP, the former owner of the line. The easement may be repurchased by UP for a nominal amount at any time after October 30, 1997. The line is approximately 25 miles long and extends from Salt Lake City to Mount, Utah. Inbound traffic consists of cement, grain, lumber and coal.

    The San Diego & Imperial Valley ("SDIV") began operations on October 15, 1984 under a ten year contract with the San Diego Metropolitan Transit Development Board ("MTDB") in the San Diego, California area. Under the terms of this contract, the SDIV provides freight service over trackage owned by a subsidiary of MTDB and over which MTDB provides passenger service. In 1994, the SDIV exercised an option to renew the contract until 2004. Additionally, this contract has three remaining ten year renewal options. SDIV also has a trackage rights agreement with Ferrocarriles Nacionales de Mexico Region Pacifico ("Ferrocarriles"). This agreement has a ten year term, but may be terminated by Ferrocarriles with one year's notice in the event of a change in Mexican law or presidential decree. The SDIV is approximately 163 miles long and extends from San Diego, California through Tijuana and Tecate, Mexico, to Plaster City, California. Inbound traffic consists of liquefied petroleum gas, lumber, beverages, paper, plastics, lard and grain. Outbound traffic consists of scrap metal and scrap paper.

    The assets of the South Carolina Central ("SCC") were purchased from CSX on December 1, 1987. The railroad is composed of two line segments. One is approximately 46 miles long and runs from Florence to Bishopville, South Carolina. The other is approximately 12 miles long and runs from Cheraw to Society Hill, South Carolina. Inbound traffic consists of scrap metal, chemicals, coal, scrap paper and corn sweeteners. Outbound traffic consists of finished steel and paper.

    The assets of the Texas-New Mexico ("TNMR") were purchased from UP on September 18, 1989. The line is approximately 107 miles long and runs from Monahans, Texas north to Lovington, New Mexico. Outbound traffic consists of liquefied petroleum gas, chemicals, farm products, scrap metal and minerals.

    The Texas Northeastern ("TNER") was leased from UP effective October 22, 1990 under a 20 year lease with three 20 year options to renew. The line is approximately 107 miles long and runs from Texarkana to New Boston, Texas, from Paris, Texas to Sherman, Texas, from Sherman, Texas north to Denison, Texas and from Bells, Texas south to Trenton, Texas. Inbound traffic consists of food, paper products and edible oils. Outbound traffic consists of grain.

    The Virginia Southern ("VSRR") was leased from NS on November 28, 1988 under a 20 year lease agreement. The lease grants VSRR a right to purchase substantially all of the line during the term of the lease for its net liquidation value. The line is approximately 75 miles long and extends from Burkeville, Virginia to Oxford, North Carolina. Inbound traffic consists of coal, wool, fructose and chemicals. Outbound traffic consists of pulpwood and woodchips.

    In August 1995, the Company entered into a management agreement with Tengizchevroil ("TCO"), a limited partnership of Chevron Overseas Company and Tengizmunaygaz, to provide on-site technical and operating management of the TCO railroad. The railroad runs from Kulsary, Kazakhstan to the TCO plant complex at Tengiz, Kazakhstan, a distance of approximately 104 kilometers or 62 miles. The initial term of the agreement is for two years with year-to-year extensions after the initial term. Currently, the Company is in the process of renegotiating the contract.

TRACK

    RailTex conducted its freight operations on 3,793 miles of track as of February 28, 1997. Railroads owned by the Company represented 2,394 miles of track. Railroads operated by the Company pursuant to lease arrangements from other railroads comprised 901 miles of track. Railroads operated by the Company under long-term operating contracts with the owners accounted for an additional 139 miles of track. In addition, the Company operated on 359 miles of track owned by other railroads pursuant to trackage rights agreements.

    Because of the relatively short length of the typical RailTex railroad and the stop-and-start nature of its switching activity, most of the Company's freight operations are conducted at speeds of 25 miles per hour or less. Of the 3,793 miles of track operated by the Company on February 28, 1997, 7.0% was in FRA Class IV condition, permitting speeds up to 60 miles per hour, 28.0% was in FRA Class III condition, permitting speeds up to 40 miles per hour for freight trains. An additional 36.0% was in FRA Class II condition, permitting speeds up to 25 miles per hour. Another 19.0% was in FRA Class I or FRA Excepted Class I condition, which permits maximum speeds of ten miles per hour. The remaining 10.0% was located in Mexico or Canada and not subject to FRA inspection and regulation. Of the U.S. track owned by RailTex, 79.0% was rated FRA Class II or higher and 21.0% was rated FRA Class I or lower at February 28, 1997.

                                 TRACK CONDITION

                                               FRA CLASS
                                   ----------------------------------------
                                   IV      III      II       I     EXCEPTED    OTHER   TOTAL     %
                                   ---    -----    -----    ---       ---       ---    -----    ---
Owned ..........................   146      568      892    296       151       341    2,394     63%
Leased .........................   --       371      402     89        39       --       901     24
Contract .......................   --        49        7     74         9       --       139      4
Trackage Rights(1) .............   109       93       45     63       --         49      359      9
                                   ---    -----    -----    ---       ---       ---    -----    ---
     Total Miles ...............   255    1,081    1,346    522       199       390    3,793    100%
                                   ===    =====    =====    ===       ===       ===    =====    ===
FRA Track Class as Percentage of
Miles ..........................     7%      28%      36%    14%       5%       10%     100%

--------------
(1) Includes trackage rights associated with owned or leased railroad properties.

    The Company's track maintenance strategy is to maintain its track, ties, roadbed and structures consistent with safe operations and with the volume of traffic transported over its lines. RailTex believes its capital expenditure requirements for track maintenance are lower than those incurred by the major rail carriers which previously operated most of the Company's railroad properties because such major rail carriers generally operated at higher speeds over this track and, therefore, required greater levels of track maintenance. Also, the labor costs incurred by major railroads for track maintenance are typically higher than RailTex's labor costs.

    Safety-related maintenance needs receive the Company's highest maintenance priority, followed by high density track segments on which the highest volume of traffic is transported. Low-density segments, sidings, and lines for which higher transit speeds are not essential to providing timely and effective customer service are maintained at lower FRA class conditions. Track maintenance is performed by each railroad's operating personnel with local track contractors supplementing this effort on an as-needed basis. In connection with the lease of one of its railroad properties, the Company has committed to upgrade approximately 107 miles, net of abandonments, of track to Class II standards by October 1998; however, the Company is negotiating with the lessor to extend this period. The Company now estimates the cost of this upgrade to be approximately $4.0 million to $5.0 million.

EQUIPMENT

    At February 28, 1997, the Company's rolling stock consisted of 234 locomotives and 3,805 freight cars, some of which it owned and some of which were leased from others. All of the leased locomotives and freight cars were provided under short-term operating lease agreements or per diem sharing agreements. The following table summarizes the composition of the Company's equipment fleet at February 28, 1997:

                                   LOCOMOTIVES

  HORSEPOWER/UNIT                              OWNED       LEASED          TOTAL
                                               -----       ------          -----
1500 to 3000 ........................            220            8            228
1500 and under ......................              6            -              6
                                               -----       ------          -----
     Total ..........................            226            8            234
                                               =====       ======          =====


    The average age of the Company's locomotive fleet is 32 years. Of the 226 locomotives owned by RailTex, most have been rebuilt, updated or overhauled. Calculating locomotive age from the date of rebuild, the Company's locomotives have an average age of 26 years. The Company's availability rate with respect to its locomotive fleet was 90.0% in 1996.

                                  FREIGHT CARS
                                                              PER DIEM
                                                               SHARING
  TYPE                                  OWNED     LEASED    ARRANGEMENTS   TOTAL
                                         ---       -----       -----       -----
Hopper cars ......................        94         793         254       1,141
Flat cars ........................       105          43         455         603
Gondola cars .....................       --           55         725         780
Box cars .........................        24         110       1,137       1,271
Refrigerated box cars ............       --           10        --            10
                                         ---       -----       -----       -----
     Total .......................       223       1,011       2,571       3,805
                                         ===       =====       =====       =====


    The Company has entered into per diem sharing arrangements covering 2,571 cars as of February 28, 1997. Under these arrangements, the Company agrees to place the freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on one of its railroads. In addition, car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is currently subject to a number of claims and legal actions that arose in the ordinary course of business, including FELA claims by its employees and personal injury claims (including wrongful death claims) by third parties. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company. Adverse judgments in these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a materially adverse effect on the Company's financial condition and results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding the executive officers of the Company.

NAME                            AGE   POSITION
----                            ---   --------
Bruce M. Flohr...............   57    Chairman of the Board, Chief Executive
                                      Officer, and Director

Henry M. Chidgey.............   47    President, Chief Operating Officer, and
                                      Director

Laura D. Davies..............   38    Vice President-Finance and Administration,
                                      Chief Financial Officer and Director

Michael T. Brigham...........   50    Vice President-Sales and Marketing

David P. Valentine...........   70    Vice President-Line Analysis

Michael A. Nosil.............   49    Vice President-Human Resources

    Mr. Flohr founded RailTex in 1977 and has served as Chairman of the Board of Directors, and Chief Executive Officer since that date. From 1977 to October 1995, Mr. Flohr also served as President of RailTex. From 1975 through 1977, Mr. Flohr held the positions of Deputy Administrator and Acting Administrator of the Federal Railroad Administration in Washington, DC. In those positions he had primary responsibility for rail safety, operation of the Alaska Railroad, and operation of the Transportation Test Center at Pueblo, Colorado. Mr. Flohr was employed by the Southern Pacific Transportation Company from 1965 through 1975 and served as Division Superintendent of its San Antonio Division from 1971 through 1975. He is a founder and current Chairman of the Regional Railroads of America and is a Director of the Association of American Railroads. Mr.
Flohr is also a director of Harmon Industries, Inc.

    Mr. Chidgey joined RailTex as Chief Operating Officer in April, 1995. He was elected to be a Director of RailTex in June 1995. In October, 1995, Mr. Chidgey was appointed as President of RailTex. From 1993 through 1995, Mr. Chidgey was employed by the Southern Pacific Transportation Company as Vice President and Chief Mechanical Officer. From 1989 to 1993, Mr. Chidgey was Vice President and Chief Mechanical Officer of the Illinois Central Railroad Company. Prior to joining the Illinois Central Railroad Company, Mr. Chidgey was employed, for 19 years, by the Southern Pacific Transportation Company where he held various operating positions.

    Mrs. Davies has served as Vice President-Finance and Administration and Chief Financial Officer since July 1995. Mrs. Davies was Vice President-Finance of RailTex Service Co., Inc. ("RSC"), a subsidiary of RailTex from February 1995 to June 1995 and as Controller of RSC since 1986. She was elected to be a Director of RailTex in June 1996. Mrs. Davies is a Certified Public Accountant and from 1981 to 1986 was employed by Arthur Andersen LLP.

    Mr. Brigham has served as Vice President-Sales and Marketing since October, 1995. Mr. Brigham was Regional General Manager of RSC from 1993 to October, 1995. From 1991 to 1993, Mr. Brigham was General Manager of the ISRR. From 1989 to 1991, Mr. Brigham was General Manager of the GAAB, the NEKM and the TNER. Mr. Brigham joined RailTex in 1987 as Marketing Manager on the AUNW. Prior to joining RailTex, Mr. Brigham was employed by the Missouri-Kansas-Texas Railroad in the marketing department from 1973 to 1987.

    Mr. Valentine has served as Vice President-Line Acquisitions of RSC since September 1995. From 1987 to September 1995 Mr. Valentine was Vice President-Rail of RSC. From 1970 through 1986, Mr. Valentine was employed by The Atchison, Topeka & Santa Fe Railway Company, most recently as General Superintendent of Transportation and General Manager-Western Lines.

    Mr. Nosil has served as Vice President-Human Resources since June 1996. Prior to joining RailTex, Mr. Nosil was managing consultant for Hewitt Associates, LLC, a major international human resource consulting firm, from 1993 to 1996. From 1975 to 1992, Mr. Nosil was employed by La Quinta Motor Inns, Inc., most recently as Vice President of Human Resources. Mr. Nosil was plant personnel manager in Arlington, Texas for NCR Corporation from 1972 to 1975.

    The executive officers of the Company serve at the discretion of the Company's Board of Directors.

            The remainder of this page is intentionally left blank.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RTEX". The following table sets forth, for the periods indicated, the high and low sales price per share of the Company's Common Stock as quoted on the Nasdaq National Market.

                                                 PRICE PER SHARE
                                           ---------------------------
                                            HIGH                 LOW
                                           -------             -------
1995
      First Quarter ...........            $26 3/4             $21 1/4
      Second Quarter ..........             28 1/4              23 1/2
      Third Quarter ...........             29 1/2              19 1/2
      Fourth Quarter ..........             21 1/4              17 1/4
1996
      First Quarter ...........             25 5/8              20 1/4
      Second Quarter ..........             25 3/4              23 1/4
      Third Quarter ...........             26 1/2              21 1/2
      Fourth Quarter ..........             27 3/8              19 3/4

    Since its inception, the Company has not paid, and it has no current plans to pay, cash dividends on the Common Stock. The Company currently intends to retain all earnings to support the Company's operations and future growth. The payment of any future dividends will be determined by the Board of Directors based upon the Company's earnings, financial condition and cash requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors may deem relevant. The Company's financing agreements prohibit the payment of dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    As of March 25, 1997, the Company had 9,152,260 shares of Common Stock outstanding and there were 429 shareholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                                              YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                           1992            1993             1994            1995            1996
                                                         ---------       ---------       ---------       ---------       ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
SUMMARY OF INCOME STATEMENT DATA:
Operating revenues .................................     $  39,343       $  59,849       $  74,528       $ 107,841       $ 121,106
Operating expenses .................................       (32,222)        (49,534)        (61,351)        (90,046)        (99,065)
                                                         ---------       ---------       ---------       ---------       ---------
Operating income before Special Charge .............         7,121          10,315          13,177          17,795          22,041
Special Charge for AUNW discontinuance .............          --              --              --            (2,140)           --
                                                         ---------       ---------       ---------       ---------       ---------
Operating income ...................................         7,121          10,315          13,177          15,655          22,041
Interest expense ...................................        (2,829)         (4,719)         (2,965)         (5,696)         (6,893)
Other income .......................................           178             504           1,287           1,715           1,521
                                                         ---------       ---------       ---------       ---------       ---------
Income before taxes ................................         4,470           6,100          11,499          11,674          16,669
Income taxes .......................................        (1,767)         (2,467)         (4,618)         (4,776)         (6,708)
                                                         ---------       ---------       ---------       ---------       ---------
Net income .........................................     $   2,703       $   3,633       $   6,881       $   6,898       $   9,961
                                                         =========       =========       =========       =========       =========
PER SHARE DATA:
Net income per share ...............................     $    0.52       $    0.65       $    0.88       $    0.78       $    1.08
                                                         =========       =========       =========       =========       =========
Weighted average number of shares
of Common Stock and Common Stock
equivalents (in thousands) .........................         5,243           5,621           7,820           8,897           9,231


OPERATING DATA:
Total track mileage (1) ............................         1,818           2,496           2,713           3,390           3,431
Total carloads .....................................       152,508         222,909         253,163         318,187         359,669
Total employees (1) ................................           277             402             505             681             720
Operating revenues per mile (1) ....................     $  21,641       $  23,978       $  27,471       $  31,812       $  35,298
Operating revenues per carload .....................     $     258       $     268       $     294       $     339       $     337
Operating revenues per employee (1) ................     $ 142,032       $ 148,878       $ 147,580       $ 158,357       $ 168,203
Carloads per mile (1) ..............................            84              89              93              94             105
Carloads per employee (1) ..........................           551             555             501             467             500
Operating ratio before Special Charge (2) ..........          81.9%           82.8%           82.3%           83.5%           81.8%
Operating ratio after Special Charge (2)  ..........          81.9%           82.8%           82.3%           85.5%           81.8%
Labor ratio (3) ....................................          30.8%           30.6%           29.1%           30.3%           28.9%

BALANCE SHEET DATA AS OF PERIOD END:
Total assets .......................................     $  80,694       $ 113,303       $ 139,656       $ 204,982       $ 269,470
Long-term debt .....................................        42,360          29,310          43,389          58,911          98,704
Shareholders' equity ...............................        25,003          65,671          72,382         112,602         122,703

-----------------
(1) Total track mileage and total employees are calculated based on weighted monthly averages over the respective periods.

(2) Operating ratio equals operating expenses divided by operating revenues. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

(3) Labor ratio equals labor expenses divided by operating revenues. See "Item
    7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

GENERAL

    The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles of track operated by RailTex has grown to more than 3,500 at December 31, 1996.

    The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, and contracts to operate such assets under management agreements. These arrangements typically relate only to the physical assets of the railroad property; and except for the purchase of the Indiana & Ohio Rail Corp. ("INOH"), which was structured as an acquisition of stock, the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

    Because of variations in the structure, timing and size of portfolio additions and differences in economics among the Company's portfolio railroads resulting from the unique terms, rates and other provisions for each railroad's operation established through negotiation between RailTex and each divesting carrier, the Company's results of operations in any reporting period may not be directly comparable to (i) its results of operations in other reporting periods or (ii) the results of operations of other railroad companies. Therefore, care should be taken when using traditional measurements of railroad operating performance, such as freight revenues per carload, operating ratio and labor ratio, in assessing or comparing the Company's operating results.

    "Comparable Railroad Properties" for each period are railroad properties which the Company operated throughout both the full current year and the full prior year. "New Railroad Properties" for each period are railroad properties which the Company began operating after the start of the prior year.

    For 1996, New Railroad Properties include the New England Central Railroad ("NECR"), which operated for a full twelve months in 1996 versus eleven months in 1995 and 1996 acquired properties, the INOH, the Connecticut Southern Railroad ("CSOR"), the Ontario L'Orignal Railway, Inc. ("OLOR") and the Pittsburgh Industrial Railroad, Inc. ("PIRR").

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    The Company's net income increased by $1.7 million, or 20.1%, to $10.0 million in 1996 excluding the impact of a Special Charge ("Special Charge") recorded in 1995, representing the write down in the amount of $2,140,000 before taxes ($1,389,000 or $0.15 per share after taxes) to reflect the unamortized value of leasehold improvements of the Austin and Northwestern Railroad ("AUNW"), which ceased operations in May 1996. Net income per share increased by 16.1% to $1.08 from $0.93 in the prior year, excluding the Special Charge. Including the Special Charge recorded in 1995, the Company's net income increased by $3.0 million, or 44.0%, to $10.0 million from $6.9 million in the prior year and net income per share increased 38.5% to $1.08 from $0.78 in the prior year.

    The following table compares operating revenues, operating expenses, operating income and income before income taxes, excluding the Special Charge, for the years ended December 31, 1995 and 1996, (in thousands):

                                                          FOR  THE YEARS
                                                         ENDED DECEMBER 31,
                                                   ----------------------------
                                                      1995               1996
                                                   ---------          ---------
Operating revenues .......................         $ 107,841          $ 121,106
Operating expenses .......................            90,046             99,065
                                                   ---------          ---------
Operating income .........................            17,795             22,041
Other income (expense) ...................            (3,981)            (5,372)
                                                   ---------          ---------
Income before income taxes ...............         $  13,814          $  16,669
                                                   =========          =========

    OPERATING REVENUES. Operating revenues in 1996 increased by $13.3 million, or 12.3%, to $121.1 million from $107.8 million in the prior year. Operating revenues attributable to New Railroad Properties accounted for 60.3% of this increase. Operating revenues for Comparable Railroad Properties increased $5.5 million, or 6.2%. Carloads transported increased by 41,482 carloads, or 13.0%, to 359,669 carloads from 318,187 carloads in the prior year. Carloads attributable to New Railroad Properties accounted for 48.9% of this increase while carloads attributable to Comparable Railroad Properties increased 8.3% over the prior year.

    In January 1997, a wall at a coal mine served by one of the Company's subsidiaries collapsed which will reduce first quarter 1997 operating revenues by approximately $1.0 million.

    Freight operating revenues in 1996 increased by $11.1 million, or 12.1%, to $103.0 million from $91.9 million in the prior year. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the years ended December 31, 1995 and 1996.

                  FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                            YEARS ENDED DECEMBER 31, 1995 AND 1996

                                               FREIGHT REVENUES                               CARLOADS
                                   ----------------------------------------   ---------------------------------------     AVERAGE
                                           1995                1996                 1995                  1996            FREIGHT
                                   ------------------   -------------------   ------------------    -----------------   REVENUES PER
                                             (DOLLARS IN THOUSANDS)                                                      CARLOAD(1)
                                                % OF                  % OF                % OF                  % OF    ------------
COMMODITY GROUP                    DOLLARS      TOTAL   DOLLARS       TOTAL   NUMBER      TOTAL     NUMBER      TOTAL   1995    1996
---------------                    -------      -----   --------      -----   -------     ------    ------      -----   ----    ----
Lumber and forest products ....    $18,875       20.5%  $ 21,811       21.2%   46,748       14.7%   57,456       16.0%  $404    $380
Coal ..........................     15,307       16.7     16,240       15.8    72,864       22.9    84,957       23.6    210     191
Chemicals .....................      9,652       10.5     11,484       11.1    29,361        9.2    33,221        9.2    329     346
Scrap paper & paper products ..      9,452       10.3      9,758        9.5    22,724        7.1    24,075        6.7    416     405
Scrap metal & metal products ..      7,808        8.5      7,419        7.2    24,347        7.7    23,231        6.5    321     319
Farm-products .................      7,476        8.1      8,986        8.7    31,754       10.0    34,767        9.7    235     258
Non-metallic ores .............      5,980        6.5      6,898        6.7    32,246       10.1    36,365       10.1    185     190
Food products .................      4,954        5.4      5,944        5.8    19,837        6.2    22,049        6.1    250     270
Petroleum products ............      4,592        5.0      4,767        4.6    10,476        3.3    11,623        3.2    438     410
Minerals and stone ............      3,983        4.3      5,008        4.9    13,659        4.3    14,306        4.0    292     350
Other .........................      3,830        4.2      4,702        4.5    14,171        4.5    17,619        4.9    270     267
                                   -------      -----   --------      -----   -------      -----   -------      -----
     Total ....................    $91,909      100.0%  $103,017      100.0%  318,187      100.0%  359,669      100.0%  $289    $286
                                   =======      =====   ========      =====   =======      =====   =======      =====

---------------
(1) Calculated as freight revenues divided by carloads.

    Approximately $7.4 million, or 66.7%, of the $11.1 million increase in freight operating revenues in 1996 is attributable to New Railroad Properties. These properties added approximately 20,278 carloads consisting primarily of lumber and forest products (2,318), chemicals (3,389), scrap paper and paper products (4,294), scrap metal and metal products (2,540), farm products (1,815), non-metallic ores (1,790), food products (1,777), and minerals and stone (1,247). Freight revenues for Comparable Railroad Properties in 1996 increased by $4.4 million, or 5.7%, while carloadings for Comparable Railroad Properties increased 23,869, or 8.0%, consisting primarily of lumber and forest products (8,390), coal (12,688) and non-metallic ores (2,329).

    Non-freight operating revenues in 1996 increased by $2.2 million, or 13.8%, to $18.1 million from $15.9 million in the prior year. Non-freight operating revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These revenues contributed 14.9% and 14.8% of operating revenues in 1996 and 1995, respectively. New Railroad Properties contributed approximately $550,000, or 25.0%, of the increase, primarily as a result of demurrage, car hire income and joint facility income. Non-freight revenues for Comparable Railroad Properties increased approximately $1.1 million, or 9.2%, primarily as a result of increased carhire, switching, demurrage and other income which were partially offset by decreases in car repair income.

    OPERATING EXPENSES. Operating expenses, excluding the effects of the Special Charge recorded in 1995, increased $9.0 million, or 10.0%, to $99.1 million from $90.1 million in the prior year. The Company's operating ratio (operating expenses divided by operating revenues), decreased for the year, to 81.8%, compared to 83.5% in the prior year. New Railroad Properties represent 73.5% of the increase in expenses. The remainder of the increase is attributable to a 2.6% increase in expenses for Comparable Railroad Properties and a 12.7% increase in corporate expenses including depreciation expense on locomotives acquired for New Railroad Properties.

    The following table sets forth a comparison of the Company's operating expenses during 1995 and 1996, in dollars and as a percentage of operating revenues.

                          OPERATING EXPENSES COMPARISON
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                1995                 1996
                                           ------------------ ------------------
                                                      %OF                 % OF
                                                    OPERATING          OPERATING
                                           DOLLARS  REVENUES  DOLLARS   REVENUES
                                           -------  --------- -------  ---------
                                             (DOLLARS IN THOUSANDS)
Labor and benefits ......................   $32,662   30.3%   $35,025     28.9%
Equipment rents .........................    14,170   13.2     13,845     11.5
Depreciation and amortization ...........     8,237    7.6     10,147      8.4
Diesel fuel .............................     7,666    7.1      9,307      7.7
Purchased services ......................     6,179    5.7      8,129      6.7
Casualties and insurance ................     5,607    5.2      5,867      4.8
Materials ...............................     4,880    4.5      4,387      3.6
Other ...................................    10,645    9.9     12,358     10.2
                                            -------   ----    -------     ----
     Total excluding Special Charge .....    90,046   83.5     99,065     81.8

Special Charge for AUNW discontinuance ..     2,140    2.0       --       --
                                            -------   ----    -------     ----
     Total ..............................   $92,186   85.5%   $99,065     81.8%
                                            =======   ====    =======     ====

    Labor and benefits in 1996 increased $2.4 million, or 7.4%, to $35.0 million from $32.6 million in the prior year. Labor and benefits attributable to New Railroad Properties increased $2.3 million and accounted for 95.8% of the overall increase. Labor and benefits for Comparable Railroad Properties increased approximately $200,000, or only 1.0%, despite the 8.0% increase in carloadings.

    Equipment rents in 1996 decreased approximately $325,000, or 2.3%, to $13.8 million from $14.2 million in the prior year. Equipment rents attributable to New Railroad Properties increased $1.1 million, or 37.2%.

Equipment rents for Comparable Railroad Properties decreased 3.3% due primarily to decreased car hire expense. The decrease in car hire expense is due to certain per diem sharing arrangements under which the Company has placed over 2,300 freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on its railroads. In addition, the car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's. The remainder of the decrease is due primarily to the AUNW which ceased operations in May 1996.

    Depreciation and amortization in 1996 increased $1.9 million, or 23.2%, to $10.1 million from $8.2 million in the prior year. Depreciation and amortization attributable to New Railroad Properties accounted for 30.3% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties, increased locomotive depreciation related to fleet expansion and depreciation of new computer hardware and software.

    Diesel fuel expense in 1996 increased $1.7 million, or 22.4%, to $9.3 million from $7.6 million in the prior year. New Railroad Properties accounted for 49.1% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $880,000, or 13.5%, due to a combination of increased consumption related to increased carloadings and higher fuel prices during the current year. The Company's average fuel cost per gallon increased approximately $0.10 per gallon, or 14.5%, in 1996. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar in July 1996 for approximately 32.0% of the Company's estimated annual fuel consumption. Additionally, the Company has retained an independent contractor to negotiate fuel prices for the Company's railroads on a centralized basis. This contractor will be compensated on a percentage of cost savings basis.

    Purchased services in 1996 increased $1.9 million, or 30.6%, to $8.1 million from $6.2 million in the prior year. Purchased services attributable to New Railroad Properties accounted for 16.2% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $978,000, or 19.5%, due primarily to increased contract labor related to maintenance of way, locomotive repairs and warehousing activities. The remainder is primarily due to increased headquarters' computer services expense.

    Casualties and insurance expense in 1996 increased approximately $260,000, or 4.6%, to $5.9 million from $5.6 million in the prior year. New Railroad Properties accounted for 51.9% of the increase. Casualties and insurance expense for Comparable Railroad Properties increased by approximately $690,000, or 15.7%, related to higher casualty expenses primarily related to derailments and a personal injury which resulted in a fatality. The increase for Comparable Railroad Properties was partially offset by adjustments to headquarters' self insured retention liability.

    Materials expense in 1996 decreased approximately $490,000, or 10.0%, to $4.4 million from $4.9 million in the prior year. Materials cost for New Railroad Properties increased by approximately $205,000. Materials expense for Comparable Railroad Properties decreased approximately $910,000, or 23.0%, primarily as a result of decreased car repair and locomotive repair materials in the current year. The remainder of the change is due to an increase of approximately $200,000 in headquarters' expenses attributable to increased spending on locomotives related to new acquisitions and locomotives leased from third parties.

    Other expenses in 1996, including property and franchise taxes and joint facilities, increased $1.8 million, or 17.0%, to $12.4 million from $10.6 million in the prior year. Other expenses for New Railroad Properties accounted for 65.6% of this increase. Other expenses for Comparable Railroad Properties increased by approximately $20,000, or 0.3%, as increased trackage rights expense and bad debt expenses were offset by decreased property taxes. Trackage rights expense increased due to the track lease and operating rights agreement with a connecting Class I carrier on GSWR (see "Properties"). The remainder of the increase is due to an approximately $200,000 increase in headquarters' expenses attributable to the Company's growth.

    INTEREST EXPENSE. Interest expense in 1996 increased $1.2 million, or 21.0%, to $6.9 million from $5.7 million in the prior year due to borrowings totaling $20.0 million to fund acquisitions and totaling $21.2 million to fund the Company's equity investments in Brazil.

    OTHER INCOME. Other income in 1996 decreased by approximately $194,000, or 11.3%, to $1.5 million from $1.7 million in the prior year due primarily to fewer sales of non-operating properties.

    INCOME TAXES. The Company's effective tax rate in 1996 decreased slightly to 40.2% from 40.9% in the prior year. This decrease is a result of a decrease in the Company's effective state income tax rate in 1996 and a decrease in the percentage of total income from foreign sources which typically have a higher tax rate. Of the $6.7 million of income tax expense in 1996, approximately $3.3 million is payable currently and approximately $3.4 million is deferred.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    The Company's net income in 1995, excluding the Special Charge, increased by $1.4 million, or 20.4%, to $8.3 million. Net income per share, excluding the Special Charge, increased by 5.7% to $0.93 from $0.88 in the prior year. Net income per share reflects a 13.8% increase in weighted average shares outstanding, as the Company completed a public offering of 1,150,000 shares of common stock in March 1995. Including the Special Charge of $2,140,000 before tax and $1,389,000 after tax, or $0.15 per share, net income was $6.9 million and net income per share was $0.78.

    The following table compares operating revenues, operating expenses, operating income and income before income taxes, excluding the Special Charge, for the years ended December 31, 1994 and 1995, in thousands:

                                                          FOR  THE YEARS
                                                         ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1994               1995
                                                    --------          ---------
Operating revenues ........................         $ 74,528          $ 107,841
Operating expenses ........................           61,351             90,046
                                                    --------          ---------
Operating income ..........................           13,177             17,795
Other income (expense) ....................           (1,678)            (3,981)
                                                    --------          ---------
Income before income taxes ................         $ 11,499          $  13,814
                                                    ========          =========

    OPERATING REVENUES. Operating revenues, including non-freight revenues, increased in 1995 by $33.3 million, or 44.7%, to $107.8 million from $74.5 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for essentially all of this increase. Operating revenues for Comparable Railroad Properties were unchanged from the prior year period. Carloads transported increased by 65,024 carloads, or 25.7%, to 318,187 carloads from 253,163 carloads in the prior year. Carloads attributable to New Railroad Properties accounted for 88.5% of this increase while carloads attributable to Comparable Railroad Properties increased 3.0% over the prior year.

    Substantially all of the year's operating revenue increase is attributable to the inclusion of the results of the CORP, which commenced operations on December 31, 1994, and the NECR, which commenced operations on February 4, 1995. Comparable Railroad Properties operating revenues were unchanged for the year as compared to historical increases of 4.0%-5.0% primarily due to decreased coal shipments as several of the utility customers on the Company's lines have been adjusting their inventories after a warmer than expected winter in 1995 and as part of their continuing efforts to control costs. The decrease in coal shipments was partially offset by increased carloadings of petroleum products, minerals and stone and farm products.

    Freight revenues in 1995 increased by $29.7 million, or 47.7%, to $91.9 million from $62.2 million in the prior year. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the years ended December 31, 1994 and 1995.

           FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                     YEARS ENDED DECEMBER 31, 1994 AND 1995

                                                      FREIGHT REVENUES                          CARLOADS
                                             ---------------------------------      --------------------------------
                                                  1994               1995               1994              1995       AVERAGE FREIGHT
                                             --------------     --------------      --------------    --------------   REVENUES PER
                                                   (DOLLARS IN THOUSANDS)                                               CARLOAD (1)
                                                        %OF                %OF                %OF                %OF  --------------
COMMODITY GROUP                              DOLLARS   TOTAL    DOLLARS   TOTAL     NUMBER   TOTAL     NUMBER   TOTAL    1994   1995
---------------                              -------   -----    -------   -----    -------   -----    -------   -----    ----   ----
Lumber and forest products ...............   $ 3,494     5.6    $18,875    20.5%    16,215     6.4%    46,748    14.7%   $215   $404
Coal .....................................    16,132    25.9     15,307    16.7     78,350    30.9     72,864    22.9     206    210
Chemicals ................................     7,975    12.8      9,652    10.5     24,851     9.8     29,361     9.2     321    329
Scrap paper & paper products .............     3,938     6.3      9,452    10.3     12,222     4.8     22,724     7.1     322    416
Scrap metal & metal products .............     4,428     7.1      7,808     8.5     16,256     6.4     24,347     7.7     272    321
Farm products ............................     5,948     9.6      7,476     8.1     23,732     9.4     31,754    10.0     251    235
Non-metallic ores ........................     6,471    10.4      5,980     6.5     31,891    12.6     32,246    10.1     203    185
Food products ............................     3,857     6.2      4,954     5.4     17,661     7.0     19,837     6.2     218    250
Petroleum products .......................     2,448     3.9      4,592     5.0      6,226     2.5     10,476     3.3     393    438
Minerals and stone .......................     2,215     3.6      3,983     4.3      8,301     3.3     13,659     4.3     267    292
Other ....................................     5,317     8.6      3,830     4.2     17,458     6.9     14,171     4.5     305    270
                                             -------   -----    -------   -----    -------   -----    -------   -----    ----   ----
     Total ...............................   $62,223   100.0%   $91,909   100.0%   253,163   100.0%   318,187   100.0%   $246   $289
                                             =======   =====    =======   =====    =======   =====    =======   =====    ====   ====

------------
(1) Calculated as freight revenues divided by carloads.

    Approximately $29.3 million of the $29.7 million increase in freight revenues in 1995 is attributable to New Railroad Properties. These properties added approximately 57,500 carloads consisting primarily of lumber and forest products (30,800), scrap paper and paper products (10,400), scrap metal and metal products (4,800), and minerals and stone (2,200). Freight revenues for Comparable Railroad Properties in 1995 increased by approximately $400,000, or 0.6%, and carloadings increased 3.0% over the prior year.

    Non-freight operating revenues in 1995 increased by $3.6 million, or 29.5%, to $15.9 million from $12.3 million in the prior year. Non-freight operating revenues include switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These revenues contributed 14.8% and 16.5% of operating revenues in 1995 and 1994, respectively. Non-freight revenues from New Railroad Properties represent all of the increase. Non-freight revenues for Comparable Railroad Properties decreased by approximately $400,000, or 3.4%, primarily as a result of decreased demurrage and car repair income.

    OPERATING EXPENSES. Operating expenses, excluding the Special Charge, increased $28.7 million, or 46.8%, to $90.1 million from $61.4 million in the prior year. The Company's operating ratio (operating expenses divided by operating revenues), excluding the Special Charge, increased for the year, to 83.5%, compared to 82.3% in the prior year, primarily as a result of increased labor costs, equipment rents and depreciation and amortization for Comparable Railroad Properties. Including the Special Charge, operating expenses increased $30.8 million, or 50.3%, and the operating ratio increased to 85.5%.

    The following table sets forth a comparison of the Company's operating expenses during 1994 and 1995, in dollars and as a percentage of operating revenues.

                          OPERATING EXPENSES COMPARISON
                     YEARS ENDED DECEMBER 31, 1994 AND 1995

                                                                            1994                           1995
                                                                    -----------------------        ---------------------
                                                                                    % OF                         % OF
                                                                                  OPERATING                    OPERATING
                                                                    DOLLARS        REVENUES        DOLLARS      REVENUES
                                                                    -------        --------        -------      --------
                                                                                      (DOLLARS IN THOUSANDS)
Labor and benefits .........................................        $21,737           29.1%        $32,662        30.3%
Equipment rents ............................................          8,281           11.1          14,170        13.2
Depreciation and amortization ..............................          5,231            7.0           8,237         7.6
Diesel fuel ................................................          5,141            6.9           7,666         7.1
Purchased services .........................................          4,896            6.6           6,179         5.7
Casualties and insurance ...................................          4,298            5.8           5,607         5.2
Materials ..................................................          4,212            5.7           4,880         4.5
Other ......................................................          7,555           10.1          10,645         9.9
                                                                    -------           ----         -------        ----
     Total excluding Special Charge ........................         61,351           82.3          90,046        83.5
Special Charge .............................................           --              --            2,140         2.0
                                                                    -------           ----         -------        ----
     Total .................................................        $61,351           82.3%        $92,186        85.5%
                                                                    =======           ====         =======        ====

    Labor expense in 1995 increased $10.9 million, or 50.3%, to $32.6 million from $21.7 million in the prior year. Labor expense attributable to New Railroad Properties accounted for 82.1% of this increase. Labor expense for Comparable Railroad Properties increased approximately $520,000, or 3.0%, due primarily to increased wages and overtime resulting from a change in railroad employees' compensation structure from a salary to a hourly wage structure. Corporate labor and benefits costs increased by $1.4 million, or 33.3%, due primarily to increased staffing levels to support the Company's growth. In June 1990, the United States Railroad Retirement Board notified the Company that the board's Deputy General Counsel had made determination that RailTex, Inc., the parent company, is a "covered employer" under the Railroad Retirement and Railroad Unemployment Insurance Acts ("Retirement Acts"), effective September 17, 1984. The Company had accrued a $1.0 million loss contingency in 1990 as a result of this determination. This determination was appealed and on February 17, 1995 the Railroad Retirement Board reversed the determination of the board's Deputy General Counsel and ruled that RailTex, Inc., the parent company, is not a "covered employer" under the Retirement Acts. Therefore, the $1.0 million loss contingency was reversed and credited against labor expense and simultaneously, a $1.0 million charge was recorded to labor expense to accrue, among other things, termination costs associated with a change in the Company's health insurance carrier.

    Equipment rents in 1995 increased $5.9 million, or 71.1%, to $14.2 million from $8.3 million in the prior year. Equipment rents attributed to New Railroad Properties accounted for 92.8% of this increase. Equipment rents for Comparable Railroad Properties increased by approximately $450,000, or 5.6%, due primarily to increased rentals on freight cars resulting from decreased utilization rates. A portion of the increase in freight car rentals was offset by an increase in freight car hire income, as discussed under non-freight operating revenues above. In the future, the Company expects equipment rents as a percent of operating revenues for Comparable Railroad Properties to decline as a result of improved utilization.

    Depreciation and amortization in 1995 increased $3.0 million, or 57.5%, to $8.2 million from $5.2 million in the prior year. Depreciation and amortization attributable to New Railroad Properties accounted for 73.6% of this increase. Depreciation and amortization for Comparable Railroad Properties increased by approximately $167,000, or 4.7%, due to track and roadbed related capital projects completed in 1994 and 1995. The remainder is due to depreciation related to an increase in the size of the Company's locomotive fleet to support New Railroad Properties.

    Diesel fuel expense in 1995 increased $2.5 million, or 49.1%, to $7.6 million from $5.1 million in the prior year. New Railroad Properties accounted for all of this increase. Diesel fuel expense for Comparable Railroad Properties decreased by approximately $80,000, or 1.6%, due primarily to milder winter weather conditions in 1995 as compared to 1994. The average cost of diesel fuel per gallon for Comparable Railroad Properties was essentially unchanged in 1995 from the prior year.

    Purchased services in 1995 increased $1.3 million, or 26.2%, to $6.2 million from $4.9 million in the prior year. Purchased services attributable to New Railroad Properties accounted for all of this increase. Purchased services for Comparable Railroad Properties decreased by approximately $263,000, or 4.7%, due primarily to reductions in contract labor related to locomotive maintenance, maintenance of way and railcar repair activities. Partially offsetting the decrease in contract labor was an increase in legal expenses for Comparable Railroad Properties resulting primarily from the write-off of previously capitalized legal fees associated with a planned acquisition of a track extension which did not occur.

    Casualties and insurance expense in 1995 increased $1.3 million, or 30.5%, to $5.6 million from $4.3 million in the prior year. Substantially all of the increase in casualties and insurance expense is attributable to New Railroad Properties. Casualties and insurance expense for Comparable Railroad Properties decreased by approximately $365,000, or 8.8%, as a result of lower property and liability insurance premiums and derailment related expenses. In 1995 the Company modified its property and liability insurance policies by increasing self-insured retentions to $250,000 from $100,000 per incident, which resulted in lower property and liability insurance premiums in 1995. The decrease in derailment related expenses for Comparable Railroad Properties in 1995 is due to fewer incidents.

    Materials expense in 1995 increased by approximately $688,000, or 15.9%, to $4.9 million from $4.2 million in the prior year. Materials expense for New Railroad Properties amounted to approximately $876,000 and accounted for all of the increase. Materials expense for Comparable Railroad Properties decreased by 18.9%, due primarily to decreased railcar repair activity, decreased locomotive repair costs and decreased expenses for ballast in 1995. The decrease in ballast expense in 1995 is a result of relatively high expenses in 1994 due to flood related repairs.

    Other expenses in 1995, including property and franchise taxes and joint facilities, increased $3.1 million, or 40.9%, to $10.6 million from $7.6 million in the prior year. Other expenses for New Railroad Properties accounted for 62.7% of this increase. Other expenses for Comparable Railroad Properties increased by approximately $500,000, or 8.5%, due primarily to increased trackage rights and switching charges, increased bad debt expenses and increased property taxes resulting from higher tax valuations in 1995. The remainder of the increase is due to increased corporate headquarters costs associated with the Company's growth.

    INTEREST EXPENSE. Interest expense in 1995 increased $2.7 million, or 92.1%, to $5.7 million from $3.0 million in the prior year. The increase in interest expense is due to higher borrowings to finance the acquisition of the CORP and NECR.

    OTHER INCOME. Other income in 1995 increased by approximately $428,000, or 33.3%, to $1.7 million from $1.3 million in the prior year. The increase in other income is due to increased sales of non-operating properties.

    INCOME TAXES. The Company's effective tax rate in 1995 increased slightly to 40.9% from 40.2% in the prior year. This increase is a result of an increase in the Company's effective state income tax rate in 1995. Of the $4.8 million of income tax expense in 1995, approximately $3.4 million is payable currently and approximately $1.4 million is deferred.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

    During 1996, the Company generated cash from operations of $23.4 million, which was largely used to fund non-acquisition related capital expenditures. Non-acquisition capital expenditures in 1996 included $11.5 million for track improvements, $4.4 million for locomotives, $4.8 million for technology and $1.2 million for vehicles and other equipment.

    On June 4, 1996, the Company acquired 100.0% of the outstanding stock of the INOH for an $8.9 million cash payment and the assumption of approximately $3.5 million of long-term debt. This acquisition was funded by borrowings under the Company's U.S. Acquisition Facility. Upon closing, the Company used proceeds from the Company's U.S. Acquisition Facility to retire approximately $2.1 million of the $3.5 million assumed long-term debt.

    In 1996, a newly formed wholly owned subsidiary of the Company, RailTex International Holdings, Inc. ("RIHI"), initiated an investment, totaling approximately R $16.0 million (approximately U.S. $16.1 million), in Ferrovia Centro Atlantica, S.A. ("FCA"), which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. The purchase price of the concession was approximately R $316.9 million (approximately U.S. $318.0 million). The Brazilian government structured the transaction as a 30 year concession with a 20.0% down payment and future lease payments due in quarterly installments after an initial two year grace period. As of February 28, 1997, RIHI owns 12.5% of the voting stock and 8.9% of the non-voting stock of FCA and will account for the transaction under the cost method of accounting.

    RIHI's initial investment in FCA in June 1996 was approximately R $8.2 million (approximately U.S. $8.2 million) and in September 1996, RIHI invested another approximately R $7.8 million (approximately U.S. $7.9 million). Both investments were funded by borrowings under the Company's U.S. Acquisition Facility.

    On September 21, 1996, a newly formed wholly owned subsidiary of the Company, CSOR, purchased from Conrail certain assets including 23 miles of rail segments located in Connecticut and six locomotives. The CSOR was also granted rights to operate over an additional 49 miles of track, from just north of New Haven, Connecticut to Springfield, Massachusetts, under a freight operating agreement with Amtrak. The purchase price, $3.5 million, was funded by borrowings under the Company's U.S. Acquisition Facility.

    On November 2, 1996, a newly formed wholly owned subsidiary of the Company, OLOR, purchased from Canadian National ("CN") certain assets consisting of 26 miles of track in eastern Ontario Canada. The OLOR was granted rights by CN to operate the property and commenced operations on November 2, 1996 and the acquisition closed on December 2, 1996. The purchase price was CDN $1.1 million (approximately U.S. $800,000) and was funded by borrowings under the Company's Canadian Acquisition Facility.

    On December 7, 1996, a wholly owned subsidiary of the Company, PIRR, purchased from Conrail certain assets consisting of 42 miles of track located in the Pittsburgh metropolitan area. The purchase price was $3.0 million and was funded by borrowings under the Company's U.S. Acquisition Facility.

    During December 1996, RIHI purchased a 6.0% interest, for approximately R $8.6 million (approximately U.S. $8.3 million), in Ferrovia Sul Atlantica, S.A. ("FSA") which was awarded the concession to operate the 4,200 mile Southern Network of the Brazilian federal railroad. The purchase price for the concession was approximately R $216.6 million (approximately U.S. $208.0 million). The Brazilian government structured the transaction as a 30 year concession with a down payment consisting of a 20.0% installment and a payment consisting of 100.0% of the difference between the Brazilian government's minimum bid price and the purchase price. The remainder of the purchase price is structured as lease payments due in quarterly installments after an initial two year grace period.

    RIHI's initial investment in FSA in December 1996 was approximately R $5.4 million (approximately U.S. $5.2 million) and was funded by borrowings under the Company's U.S. Acquisition Facility. RIHI made additional investments totaling approximately R $3.2 million (approximately U.S. $3.1 million) in 1997. On February 28, 1997, RIHI sold 2.8 million shares of preferred stock in FCA for approximately R $2.9 million (approximately U.S. $2.8 million) to fund the majority of the additional investments. The sale of the FCA preferred shares reduced RIHI's equity interest in FCA to approximately 11.0%. RIHI will account for the FSA investment under the cost method of accounting.

    On February 15, 1997, a wholly owned subsidiary of INOH, Indiana & Ohio Railway Company ("IORY"), purchased substantially all of the assets of the former Detroit, Toledo and Ironton Railroad ("DTI") from Grand Trunk Western Railroad, Inc., a subsidiary of CN. IORY acquired 146 miles of track for $22.0 million and, with trackage rights, will operate over approximately 255 miles between Flat Rock, Michigan and Cincinnati, Ohio. The Company expects to spend approximately $7.2 million in 1997 for organization costs, start up costs and locomotives. Additionally, the Company has committed to invest over a three year period, approximately $9.7 million to return the former DTI track to Federal Railroad Administration ("FRA") Class IV standards. The DTI acquisition was funded through borrowings under the Company's U.S. Acquisition Facility.

    At December 31, 1996, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $98.7 million, which constituted 44.6% of its total capitalization. Comparable figures at December 31, 1995 were $58.9 million and 34.3%, respectively.

    The Company currently anticipates that its maintenance capital expenditure requirements in 1997 for track, locomotives and equipment on properties it currently operates will be approximately $15.0 million. Additionally, computer hardware, software and other capital expenditures are currently expected to be approximately $5.0 million.

    Federal income tax liability shown for financial reporting purposes has been partially deferred, reflecting temporary differences between depreciation for financial reporting and income tax reporting purposes. The Company's current income tax obligation will increase with increased exposure to other tax jurisdictions, such as Canada. Recently enacted increases in U.S. federal income tax payable on corporate taxable income has also increased the Company's tax obligation. The increase, related to the law change in 1996, was approximately $35,000. The Company expects an effective U.S. tax rate of 35.0% in 1997.

    In connection with the lease of one of its railroad properties, the Company has committed to upgrade approximately 107 miles of track, net of abandonments, to Class II standards as defined by the FRA by October 1998; however, the Company is negotiating with the lessor to extend this period. Management now estimates the total cost of this upgrade to be approximately $4.0 million to $5.0 million.

    On August 4, 1995, the Company entered into a ten year Information Technology Services Agreement ("ITS Agreement") with Electronic Data Systems Corporation ("EDS"). Under the ITS Agreement, EDS will create and manage a management information systems department for the Company, will develop, obtain licenses for and maintain new software for the Company, will coordinate the acquisition and maintenance of computers and related equipment and will coordinate the maintenance of the Company's existing software. The Company paid a fee to EDS for the initial 13 months of the services and will pay approximately $1.3 million annually thereafter subject to annual escalation based on the Consumer Price Index.

    On May 17, 1996, the Company entered into a new U.S. acquisition credit agreement consisting of a $10.0 million U.S. working capital facility ("U.S. Working Capital Facility") and a $75.0 million U.S. acquisition facility ("U.S. Acquisition Facility"), replacing the Company's prior U.S. working capital and acquisition facilities which expired in May 1996 and May 1997, respectively. The Company may borrow up to 65.0% of its eligible accounts receivable under the U.S. Working Capital Facility to provide working capital and may borrow under the U.S. Acquisition Facility to finance acquisitions of property and equipment which meet defined criteria. The new facilities expire on April 30, 1999. Interest is payable monthly under the U.S. Working Capital Facility until April 30, 1999 when all borrowings become payable. Interest only is payable monthly on new borrowings under the U.S. Acquisition Facility until April 30 of each year when all such borrowings are rolled into a term note. Term notes are amortized over a six year period; however, all borrowings become payable not later than April 30, 2002. Both the U.S. Working Capital Facility and U.S. Acquisition Facility bear interest based on stated borrowing margins over the London Interbank Offered Rate ("LIBOR") or the U.S. prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. At December 31, 1996, borrowings outstanding and availability under the U.S. Acquisition Facility were $38.8 million and $36.2 million, respectively. There were no borrowings under the U.S. Working Capital Facility at December 31, 1996.

    On June 21, 1996, a wholly owned subsidiary of the Company, RailTex Canada, Inc. ("RCI") entered into a new Canadian credit agreement consisting of a CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility"), which replaced the prior Canadian revolving credit facility, and a new CDN $25.0 million revolving acquisition facility ("Canadian Acquisition Facility"). The Canadian credit agreements contain terms and conditions similar to the U.S. agreements. The Canadian facilities bear interest based on stated borrowing margins over the bankers acceptance rate ("BA Rate") or the Canadian prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. In addition, RailTex, Inc., the parent company, is a guarantor of the Canadian credit facilities. At December 31, 1996, borrowings outstanding under the Canadian Working Capital Facility and Canadian Acquisition Facility were CDN $1.04 million (U.S. $767,746) and CDN $1.1 million (U.S. $800,000), respectively.

    Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire capital stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At December 31, 1996, the Company was in compliance with all covenants.

    At December 31, 1996, availability under the U.S. Acquisition Facility, the U.S. Working Capital Facility, the Canadian Working Capital Facility and Canadian Acquisition Facility was, in U.S. dollars, approximately $36.2 million, $10.0 million, approximately $2.9 million and approximately $17.4 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee.

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

ACCOUNTING MATTERS

    In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("FAS 125") was issued. FAS 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In 1996, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("FAS 127"), was issued. This statement moves forward the effective date of some, but not all, of the provisions under FAS 125 to December 31, 1997. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

    In March 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and when adopted will require restatement of prior years' earnings per share. Early adoption is not permitted. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

            The remainder of this page is intentionally left blank.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
RAILTEX, INC. AND SUBSIDIARIES:
   Report of Independent Public Accountants...............................  40
   Consolidated Statements of Income for the
      years ended December 31, 1994, 1995 and 1996........................  41
   Consolidated Balance Sheets as of December 31, 1995 and 1996...........  42
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996...............................  43
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996.....................................  44
   Notes to Consolidated Financial Statements.............................  45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of RailTex, Inc.:

    We have audited the accompanying consolidated balance sheets of RailTex, Inc. (a Texas corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RailTex, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

San Antonio, Texas
February 28, 1997

                         RAILTEX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                             1994         1995          1996
                                           --------     ---------     ---------
OPERATING REVENUES ....................    $ 74,528     $ 107,841     $ 121,106
OPERATING EXPENSES:
    Transportation ....................      22,029        33,523        39,006
    General and administrative ........      15,447        21,250        20,948
    Equipment .........................      10,468        15,828        15,718
    Maintenance of way ................       8,176        11,208        13,246
    Depreciation and amortization .....       5,231         8,237        10,147
    Special Charge ....................        --           2,140          --
                                           --------     ---------     ---------
       Total operating expenses .......      61,351        92,186        99,065
                                           --------     ---------     ---------
OPERATING INCOME ......................      13,177        15,655        22,041
INTEREST EXPENSE ......................      (2,965)       (5,696)       (6,893)
OTHER INCOME ..........................       1,287         1,715         1,521
                                           --------     ---------     ---------
INCOME BEFORE INCOME TAXES ............      11,499        11,674        16,669
INCOME TAXES ..........................      (4,618)       (4,776)       (6,708)
                                           --------     ---------     ---------
NET INCOME ............................    $  6,881     $   6,898     $   9,961
                                           ========     =========     =========
NET INCOME PER SHARE ..................    $   0.88     $    0.78     $    1.08
                                           ========     =========     =========
WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON  STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING ...............       7,820         8,897         9,231

   The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                           ASSETS                             DECEMBER 31,
                                                         ----------------------
                                                           1995         1996
                                                         ---------    ---------
 CURRENT ASSETS:
     Cash and cash equivalents .......................   $   2,130    $   2,108
     Accounts receivable, net ........................      19,522       26,834
     Prepaid expenses ................................       2,244        2,468
     Deferred tax assets, net ........................       2,027        1,141
                                                         ---------    ---------
        Total current assets .........................      25,923       32,551
 PROPERTY AND EQUIPMENT, NET .........................     174,593      209,420

 OTHER ASSETS:
     Investments, at cost ............................        --         21,380
     Other, net ......................................       4,466        6,119
                                                         ---------    ---------
        Total other assets ...........................       4,466       27,499
                                                         ---------    ---------
        Total assets .................................   $ 204,982    $ 269,470
                                                         =========    =========
               LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
     Short-term notes payable ........................   $   1,289    $     352
     Current portion of long-term debt ...............       1,718        6,361
     Accounts payable ................................      10,572       14,624
     Accrued liabilities .............................       7,302       11,445
                                                         ---------    ---------
        Total current liabilities ....................      20,881       32,782
                                                         ---------    ---------
 DEFERRED INCOME TAXES, NET ..........................      11,129       17,703
                                                         ---------    ---------
 LONG-TERM DEBT ......................................       1,208       36,391
                                                         ---------    ---------
 SENIOR NOTES PAYABLE ................................      50,985       50,952
                                                         ---------    ---------
 SENIOR SUBORDINATED NOTES PAYABLE ...................       5,000        5,000
                                                         ---------    ---------
 OTHER LIABILITIES ...................................       3,177        3,939
                                                         ---------    ---------
 COMMITMENTS AND CONTINGENCIES (Notes 5, 14 and 15)

 SHAREHOLDERS' EQUITY:
     Preferred Stock; $1.00 par value;
       ten million shares authorized;
       no shares issued or outstanding ...............        --           --
     Common Stock; $.10 par value;
       30 million shares authorized;
       issued and outstanding 1995
       - 9,110,606; 1996 - 9,124,290 .................         911          912
     Additional paid-in capital ......................      83,439       83,629
     Retained earnings ...............................      28,316       38,277
     Cumulative translation adjustment ...............         (64)        (115)
                                                         ---------    ---------
         Total shareholders' equity ..................     112,602      122,703
                                                         ---------    ---------
         Total liabilities and shareholders' equity ..   $ 204,982    $ 269,470
                                                         =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   COMMON STOCK
                                               ----------------------
                                                 SHARES         $.10        ADDITIONAL                   CUMULATIVE       TOTAL
                                                ISSUED AND       PAR          PAID-IN       RETAINED     TRANSLATION   SHAREHOLDERS'
                                               OUTSTANDING      VALUE         CAPITAL       EARNINGS      ADJUSTMENT      EQUITY
                                               -----------      -----         -------        -------        -----      -------------
BALANCE, December 31, 1993 ..............         7,157         $ 716         $50,457        $14,537        $ (39)        $  65,671
  Net income ............................          --            --              --            6,881         --               6,881
  Issuance of Common Stock ..............          --            --                 5           --           --                   5
  Cumulative effect of
    translation adjustment ..............          --            --              --             --           (175)             (175)
                                                  -----         -----         -------        -------        -----         ---------
BALANCE, December 31, 1994 ..............         7,157           716          50,462         21,418         (214)           72,382
  Net income ............................          --            --              --            6,898         --               6,898
  Exercise of stock options .............           306            30           2,784           --           --               2,814
  Shares tendered and
    canceled in payment
    of exercised options ................           (23)           (2)           --             --           --                  (2)
  Conversion of senior
    subordinated
    notes payable .......................           521            52           4,948           --           --               5,000
  Issuance of Common Stock ..............         1,150           115          25,245           --           --              25,360
  Cumulative effect of
    translation adjustment ..............          --            --              --             --            150               150
                                                  -----         -----         -------        -------        -----         ---------
BALANCE, December 31, 1995 ..............         9,111           911          83,439         28,316          (64)          112,602
  Net income ............................          --            --              --            9,961         --               9,961
  Exercise of stock options .............            13             1             190           --           --                 191
  Cumulative effect of
    translation adjustment ..............          --            --              --             --            (51)              (51)
                                                  -----         -----         -------        -------        -----         ---------
BALANCE, December 31, 1996 ..............         9,124         $ 912         $83,629        $38,277        $(115)        $ 122,703
                                                  =====         =====         =======        =======        =====         =========

        The accompanying notes are an integral part of these consolidated financial statements.
                         RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                       1994               1995               1996
                                                                                     --------           --------           --------
OPERATING ACTIVITIES:
  Net income ..............................................................          $  6,881           $  6,898           $  9,961
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ........................................             5,231              8,237             10,147
     Special Charge .......................................................              --                2,140               --
     Deferred income taxes ................................................             2,058              1,371              3,424
     Provision for losses on accounts receivable ..........................               359                544                783
     Amortization of deferred financing costs .............................               352                345                348
     Gain on sale of assets ...............................................            (1,086)            (1,599)            (1,280)
     Other non-cash operating income ......................................              (593)              --                 --
     Changes in current assets and liabilities--
       Accounts receivable ................................................            (2,778)            (7,817)            (6,950)
       Prepaid expenses ...................................................              (851)              (177)                51
       Accounts payable and accrued liabilities ...........................             2,286              7,824              6,952
                                                                                     --------           --------           --------
     Net cash provided by operating activities ............................            11,859             17,766             23,436
                                                                                     --------           --------           --------
INVESTING ACTIVITIES:
  Purchase of investments in Brazilian railroad companies .................              --                 --              (21,380)
  Purchase of Indiana & Ohio Rail Corp., net of cash acquired .............              --                 --               (8,989)
  Purchase of property and equipment ......................................           (31,476)           (63,612)           (27,986)
  Proceeds from sale of property and equipment ............................             1,126              2,320              2,354
  Organization and acquisition costs ......................................            (1,153)            (1,047)            (1,583)
  (Increase) decrease in other assets .....................................              --                   25               (917)
                                                                                     --------           --------           --------
      Net cash used in investing activities ...............................           (31,503)           (62,314)           (58,501)
                                                                                     --------           --------           --------
FINANCING ACTIVITIES:
  Short-term notes payable, net ...........................................             1,263                 27               (937)
  Proceeds from long-term debt ............................................            17,975             49,150             41,569
  Proceeds from senior notes payable ......................................              --               51,193               --
  Deferred financing costs ................................................              (312)              (521)              (465)
  Principal payments on long-term debt ....................................            (3,886)           (81,144)            (5,197)
  Issuance of Common Stock ................................................                 5             25,749                108
                                                                                     --------           --------           --------
Net cash provided by financing activities .................................            15,045             44,454             35,078
                                                                                     --------           --------           --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................               (96)                57                (35)
                                                                                     --------           --------           --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...................................            (4,695)               (37)               (22)

CASH AND CASH EQUIVALENTS, beginning of year ..............................             6,862              2,167              2,130
                                                                                     --------           --------           --------
CASH AND CASH EQUIVALENTS, end of year ....................................          $  2,167           $  2,130           $  2,108
                                                                                     ========           ========           ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996

1.  NATURE OF THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    RailTex, Inc., through its subsidiaries, ("Company") operates short line freight railroads over more than 3,500 miles of track in 22 states, Canada and Mexico as of December 31, 1996. The Company also owns an approximate 11.0% equity interest in the Ferrovia Centro Atlantica, S.A. ("FCA") which operates an approximately 4,400 mile railroad in central and eastern Brazil and owns an approximate 6.0% interest in the Ferrovia Sul Atlantica, S.A.
("FSA") which operates a 4,200 mile railroad in southern Brazil.

    The Company built its portfolio of railroads through purchase, lease or contract to operate. Of the 30 railroads RailTex has acquired to date, 19 are owned, four are leased, four are partially leased, two are operated under long-term contracts and one ceased operations. RailTex began operating its first railroad in 1984.

    The Company's strategy is to grow through (i) additions to its portfolio of short line railroad properties, seeking overall diversification with respect to geography, customers, commodities and connecting railroads, and (ii) improvement in the operating performance of newly added and currently operated properties.

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

  ESTIMATES IN FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

  CASH AND CASH EQUIVALENTS AND CONSOLIDATED STATEMENTS OF CASH FLOWS

    All short-term investments which mature in less than 90 days when purchased are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

                         RAILTEX, INC. AND SUBSIDIARIES

    Supplemental disclosures of cash flow information (in thousands):

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                        -----------------------
                                                         1994     1995     1996
                                                        ------   ------   ------
  Cash paid during the year for:
      Interest ......................................   $2,612   $4,715   $5,795
      Income taxes ..................................    2,126    1,994    2,008
    Non-cash investing and financing activities:
      Capital leases ................................      907      950      599
      Grants ........................................      616    1,224      859
      Conversion of senior subordinated notes payable     --      5,000     --
      Tax benefit from exercise of non-qualified stock
       options ......................................     --      2,672     --
      Prepaid secondary offering costs ..............     --        247     --

     On June 4, 1996, the Company acquired 100.0% of the outstanding capital stock of Indiana & Ohio Rail Corp. for $8.9 million cash and the assumption of approximately $3.5 million of long-term debt and approximately $5.3 million of other liabilities (see Note 17).
     Fair value of the assets acquired was $17.7 million.

  PROPERTY AND EQUIPMENT

    Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to income. Depreciation is computed using the straight-line method over periods ranging from 15 to 30 years for roadway and structures, five to 15 years for locomotives and other railroad equipment, and three to five years for other non-railroad equipment. Leasehold improvements are amortized over the life of the lease or the service lives of the improvements, whichever is shorter.

  INVESTMENTS

    Investments represent minority interest in FCA and FSA (see Note 5) and are accounted for using the cost method of accounting and are valued at the lower of cost or market.

  OTHER ASSETS

    Other assets include deferred financing costs and organization and acquisition costs. Financing costs are amortized over the related loan terms using the effective interest method. Amortization of these costs is included in interest expense. Organization and acquisition costs are direct costs incurred in acquiring and licensing operating properties and consist of directly attributable legal and other costs. These costs are amortized using the straight-line method over five years. Amortization of financing and organization and acquisition costs totaled approximately $1.0 million, $1.4 million and $1.3 million for 1994, 1995 and 1996, respectively. Accumulated amortization of these costs was approximately $4.2 million and $5.6 million at December 31, 1995 and 1996, respectively.

                         RAILTEX, INC. AND SUBSIDIARIES

  NET INCOME PER SHARE

    Net income per share is determined by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Stock options with an exercise price below fair market value and the effects of convertible senior subordinated notes for any of the periods presented are considered Common Stock equivalents. If the conversion of the senior subordinated notes (see Note 9) and the Secondary Offering (see
Note 18) would have occurred as of January 1, 1995, the effect on net income per share for the year ended December 31, 1995 would not have been material.

  REVENUE RECOGNITION

  Revenues are recognized on the percentage of completed service method as a shipment moves across the Company's railroad properties.

  INCOME TAXES

    The Company files consolidated U.S. Federal income tax returns which include all of its U.S. subsidiaries. Deferred income taxes are provided when certain revenues and expenses are reported in different periods for financial reporting purposes than for income tax reporting purposes.

    Deferred tax liabilities and assets are recorded based on the enacted income tax rates which are expected to be in effect in the periods in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax liabilities and assets. The effect of such adjustments shall be included in income in the period in which the tax laws or rates are changed.

  FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of operations denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of shareholders' equity, and are not included in net income until realized through sale or liquidation of the investment.

  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS AND MAJOR CUSTOMERS

    The Company regularly grants trade credit to all of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. The Company's accounts receivable are well diversified except for the concentration of accounts receivable with some Class I carriers. The Company's management believes these Class I carriers are large, financially strong companies, and thus believe the Company's exposure to credit risk is minimized.

    In 1996, the Company served more than 940 customers which shipped and received a wide variety of products. Although most of the Company's railroads have a well-diversified customer base, several have one or two dominant customers. The Company's largest customer in 1994, 1995 and 1996 was Indianapolis Power & Light Company, representing 8.4%, 5.3% and 4.6% of operating revenues, respectively.

                         RAILTEX, INC. AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), was issued. Under FAS 121, an impairment loss must be recognized, for long-lived assets and certain identifiable intangibles to be held and used by an entity, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company adopted FAS 121 prospectively in the first quarter of 1996. The adoption of FAS 121 did not have a material effect on the financial condition or results of operations of the Company.

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), was issued. FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted FAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by FAS 123 (see Note 12).

    In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125), was issued. FAS 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In 1996, Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("FAS 127"), was issued. This statement moves forward the effective date of some, but not all, of the provisions under FAS 125 to December 31, 1997. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

  RECLASSIFICATIONS

    Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2. RELATED PARTY TRANSACTIONS

    The Company purchases, in the normal course of business, various parts for locomotives and grade crossing signals from certain subsidiaries of Harmon Industries, Inc. of which the Company's chairman and chief executive officer is a director. Purchases from Harmon Industries, Inc. and subsidiaries in 1995 and 1996 were approximately $170,000 and $586,000, respectively.

3. SPECIAL CHARGE

    One of the Company's railroads, the Austin & Northwestern Railroad Company, Inc. ("AUNW"), began operations on August 15, 1986 under a ten year management agreement with Capital Metro, the Austin, Texas

                         RAILTEX, INC. AND SUBSIDIARIES
area transit authority and the City of Austin. This agreement provided for renewal options for three additional ten year terms. Because the AUNW had experienced a significant decline in traffic and the Company did not expect significant improvement in the foreseeable future, the AUNW decided not to pursue further its rights unilaterally to renew the existing contract for an additional ten year period and to cease operations on or before the expiration of the original contract term in August 1996. As a result, the Company, Capital Metro and the City of Austin entered into an agreement under which a substitute operator was identified and under which the Company was released from certain contingent liabilities. Therefore, the Company recorded a Special Charge, in the second quarter of 1995, in the amount of $2,140,000 before tax and $1,389,000 after tax, or $0.15 per share, representing the write down of the unamortized value of leasehold improvements of the AUNW. Operations of the AUNW ceased in May 1996.

4.   PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                        -----------------------
                                                           1995          1996
                                                        ---------     ---------
Roadway and structures .............................    $ 154,346     $ 182,186
Locomotives and other railroad equipment ...........       34,403        43,194
Office furniture and other equipment ...............        3,789         8,999
Equipment and vehicles held under capital
   leases (see Note 7) .............................        3,006         3,111
Vehicles ...........................................        1,404         1,671
                                                        ---------     ---------
                                                          196,948       239,161
Less accumulated depreciation and amortization .....      (22,355)      (29,741)
                                                        ---------     ---------
                                                        $ 174,593     $ 209,420
                                                        =========     =========
5.  INVESTMENTS

    In 1996, a newly formed wholly owned subsidiary of the Company, RailTex International Holdings, Inc. ("RIHI"), initiated an investment, totaling approximately R $16.0 million (approximately U.S. $16.1 million), in FCA, which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. The purchase price of the concession was approximately R $316.9 million (approximately U.S. $318.0 million). The Brazilian government structured the transaction as a 30 year concession with a 20.0% down payment and future lease payments due in quarterly installments after an initial two year grace period. As of February 28, 1997, RIHI owns 12.5% of the voting stock and 8.9% of the non-voting stock of FCA and will account for the transaction under the cost method of accounting.

    RIHI's initial investment in FCA in June 1996, was approximately R $8.2 million (approximately U.S. $8.2 million) and in September 1996, RIHI invested another approximately R $7.8 million (approximately U.S. $7.9 million). Both investments were funded by borrowings under the Company's U.S. Acquisition Facility (see Note 7).

    During December 1996, RIHI purchased a 6% interest, for approximately R $8.6 million (approximately U.S. $8.3 million), in FSA which was awarded the concession to operate the 4,200 mile Southern Network of the Brazilian federal railroad. The purchase price for the concession was approximately R $216.6 million (approximately U.S. $208.0 million). The Brazilian government structured the transaction as a 30 year concession with a down payment consisting of a 20.0% installment and a payment consisting of 100.0% of the difference

                         RAILTEX, INC. AND SUBSIDIARIES
between the Brazilian government's minimum bid price and the purchase price. The remainder of the purchase price is structured as lease payments due in quarterly installments after an initial two year grace period.

    RIHI's initial investment in December 1996 was approximately R $5.4 million (approximately U.S. $5.2 million) and was funded by borrowings under the Company's U.S. Acquisition Facility. RIHI made additional investments totaling approximately R $3.2 million (approximately U.S. $3.1 million) in 1997. On February 28, 1997, RIHI sold 2.8 million shares of preferred stock in FCA for approximately R $2.9 million (approximately U.S. $2.8 million) to fund the majority of the additional investments. The sale of the FCA preferred shares reduced RIHI's equity interest in FCA to approximately 11.0%. RIHI will account for the FSA investment under the cost method of accounting.

6.   SHORT-TERM NOTES PAYABLE

    As of December 31, 1996, the Company had outstanding unsecured short term notes payable to insurance companies totaling approximately $352,000. These notes bear interest at 5.02% and 7.50% and are due in monthly installments of principal and interest totaling approximately $109,000 through July 1997. For the year ended December 31, 1996, the weighted average interest rate for the short term notes payable was 6.50%

    As of December 31, 1995, the Company had outstanding unsecured short term notes payable to an insurance company totaling approximately $1,289,000. These notes bore interest at 6.57% and 6.95%, were due in monthly installments of principal and interest totaling approximately $183,000 and $29,000 through June 1996 and November 1996, respectively. For the year ended December 31, 1995, the weighted average interest rate for short term notes payable was 6.9%.

7.  LONG-TERM DEBT

        Long-term debt consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                             ------------------
                                                               1995      1996
                                                             -------   --------
Senior unsecured notes payable to banks (U.S. Acquisition
  Facility); interest is variable (LIBOR based weighted
  average interest rate of 7.07% at December 31, 1996),
  interest only due monthly through April 1997, then
  principal of $538,413 plus interest due monthly
  through April 2002 with remaining balance due April 2002   $  --     $ 38,766

Senior unsecured notes payable to banks (Canadian
  Acquisition Facility); interest is variable (at December
  31, 1995, 90 day Canadian BA rate of 7.20%; at December
  31, 1996, 90 day Canadian BA rate of 4.47% and 4.71% on
  a principal balance of U.S. $800,000 and U.S. $734,200,
  respectively, and at Canadian prime rate of 5.25% on a
  principal balance of U.S. $33,546); interest only due
  monthly through April 1997, then principal of
  approximately $22,000 plus interest due monthly through
  April 2002 with remaining balance due April 2002 .......     1,132      1,567

Capital lease obligations; interest at rates ranging from
  7.25% to 10.37% at December 31, 1996; payable  in
  variable monthly installments through September 30, 2000     1,794      1,815

Other, primarily due to state agencies; interest at rates
  ranging from 5.0% to 7.9%; payable in variable
  installments from February 1998 to January 2008 ........      --          604
                                                             -------   --------
Total long-term debt .....................................     2,926     42,752
Less current portion .....................................    (1,718)    (6,361)
                                                             -------   --------
Long-term debt, less current portion .....................   $ 1,208   $ 36,391
                                                             =======   ========

                         RAILTEX, INC. AND SUBSIDIARIES

    On May 17, 1996, the Company entered into a new U.S. acquisition credit agreement consisting of a $10.0 million U.S. working capital facility ("U.S. Working Capital Facility") and a $75.0 million U.S. acquisition facility ("U.S. Acquisition Facility"), replacing the 1995 U.S. Working Capital Facility and the 1995 U.S. Acquisition Facility which expired in May 1996 and May 1997, respectively. The Company may borrow up to 65.0% of its eligible accounts receivable under the U.S. Working Capital Facility to provide working capital and may borrow under the U.S. Acquisition Facility to finance acquisitions of property and equipment which meet defined criteria. The new facilities expire on April 30, 1999. Interest is payable monthly under the U.S. Working Capital Facility until April 30, 1999 when all borrowings become payable. Interest only is payable on new borrowings under the U.S. Acquisition Facility until April 30 of each year when all such borrowings are rolled into a term note. Term notes are amortized over a six year period; however, all borrowings become payable not later than April 30, 2002. Both the U.S. Working Capital Facility and U.S. Acquisition Facility bear interest based on stated borrowing margins over the London Interbank Offered Rate ("LIBOR") or the U.S. prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. At December 31, 1996, borrowings outstanding and availability under the U.S. Acquisition Facility were $38.8 million and $36.2 million, respectively. There were no borrowings under the U.S. Working Capital Facility at December 31, 1996.

    On June 21, 1996, a wholly owned subsidiary of the Company, RailTex Canada Inc. ("RCI") entered into a new Canadian credit agreement consisting of a CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility"), which replaced the 1995 Canadian Credit Facility and a new CDN $25.0 million Canadian acquisition credit agreement ("Canadian Acquisition Facility"). The Canadian credit agreements contain terms and conditions similar to the U.S. agreements. The Canadian facilities bear interest based on stated borrowing margins over the bankers acceptance rate ("BA Rate") or the Canadian prime rate. The borrowing margins are dependent upon the Company's leverage ratio and are adjusted quarterly. In addition, RailTex, Inc., the parent company, is a guarantor of the Canadian credit facilities. At December 31, 1996, borrowings outstanding under the Canadian Working Capital Facility and Canadian Acquisition Facility were CDN $1.04 million (U.S. $767,746) and CDN $1.1 million (U.S. $800,000), respectively.

    During 1995, the Company borrowed $42.3 million and $6.9 million under the 1995 U.S. Acquisition Facility and the 1995 U.S. Working Capital Facility, respectively. The borrowings under the 1995 U.S. Acquisition Facility were incurred to fund the acquisition of certain assets of the Central Vermont and related costs (see Note 17). The borrowings under the 1995 U.S. Working Capital Facility were incurred to fund locomotive purchases and for general working capital purposes. During March 1995, the Company utilized $25.3 million of the net proceeds from the secondary offering (see Note 18) to pay down the 1995 U.S. Acquisition Facility ($25.0 million) and the 1995 U.S. Working Capital Facility ($300,000).

    In October 1995, the Company completed a private placement of senior unsecured notes with three institutions. These notes consist of U.S. $40.0 million notes and CDN $15.0 million (U.S. $11.0 million) notes. The proceeds were used to reduce outstanding bank debt under the 1995 U.S. Acquisition Facility, the 1995 U.S. Working Capital Facility and the 1995 Canadian Credit Facility. Concurrent with the closing of the private placement, all collateral securing the 1995 U.S. Acquisition Facility, the 1995 U.S. Working Capital Facility and the 1995 Canadian Credit Facility was released.

    Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire capital stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a

                         RAILTEX, INC. AND SUBSIDIARIES
minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At December 31, 1996, the Company was in compliance with all covenants.

    Maturities of long-term debt as of December 31, 1996 were as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
  1997.......................................        $ 6,361
  1998.......................................          7,169
  1999.......................................          7,078
  2000.......................................          6,816
  2001.......................................          6,711
  Thereafter.................................          8,617
                                                     -------
          Total..............................        $42,752
                                                     =======

8.  SENIOR UNSECURED NOTES PAYABLE

    In October 1995, the Company completed a private placement of senior unsecured notes with three institutions. These notes consisted of U.S. $40.0 million notes ("U.S. Notes") and CDN $15.0 million (U.S. $11.0 million) notes ("Canadian Notes"). The proceeds were used to reduce outstanding bank debt under the Company's 1995 U.S. Acquisition Facility, the 1995 U.S. Working Capital Facility and the 1995 Canadian Credit Facility. The U.S. Notes bear interest at 7.23% and the Canadian Notes bear interest at 9.21% with interest only due semiannually. Both the U.S. Notes and the Canadian Notes are due in September and October 2005. Additionally, RailTex, Inc., the parent company, is a guarantor of the Canadian Notes.

9.    SENIOR SUBORDINATED DEBT

    On February 16, 1993, the Company issued $5 million of senior subordinated notes, with interest at 12.0%, payable semi-annually and principal due in January 2001 and January 2002. The Company also issued $5 million of convertible senior subordinated notes with interest at 10.0% due semi-annually and principal due in January 2003, which were converted into 520,833 shares of the Company's common stock concurrent with the closing of the Secondary Offering in March 1995 (see Note 18).

    The Company may prepay the senior subordinated notes subject to penalties. The senior subordinated notes are unsecured and subject to covenants similar to those contained in the senior bank debt agreements as discussed in Note 7.

10. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

    The Company's operations involve managing market risks related to changes in interest rates and diesel fuel prices. Derivative financial instruments, specifically swaps and collars are used to manage market risks related to changes in interest rates and diesel fuel prices, respectively. The Company does not currently hold or issue financial instruments for trading purposes.

    By entering into interest rate swaps, the Company has functionally converted certain floating-rate debt to fixed-rate debt in order to minimize exposure to rising interest rates. The Company accounts for interest rate swaps as hedges due to the fact that the derivative changes the nature of a designated debt instrument which is on the Company's balance sheet and the underlying debt obligation has a principal balance equal to or greater than

                         RAILTEX, INC. AND SUBSIDIARIES
the notional amount of the related derivative. Any unrealized gains or losses from changes in the value of the swaps are deferred and interest expense on the hedged debt instrument is recorded using the interest rate as effectively revised by the related swap.

    At December 31, 1996, the Company had the following amortizing interest rate swap agreements in effect which were used to effectively fix future rates of floating rate obligations:

 YEAR          YEAR OF            NOTIONAL      FIXED RATE      VARIABLE
ENTERED       COMPLETION           AMOUNT          PAID       RATE RECEIVED
-------       ----------          --------      ----------   ---------------
                               (in thousands)
1991            1997              $  139         10.73%     Prime + 0.375%
1995            1999           CDN $12,422        9.55%     Average three
                                                            month CDN BA rate

    In April 1996, the Company entered into two commodity collar transactions to hedge market risks of diesel fuel prices. Each collar is effective July 1, 1996 and terminates on June 30, 1997. The collars represent notional amounts totaling 3,360,000 gallons with a cap price of $0.5900 per gallon and floor prices of $0.4920 and $0.4695 per gallon.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

    Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

    Accrued interest payable: The carrying amount approximates fair value as the majority of interest payments are made monthly or semiannually.

    Long-term investment: The carrying value approximates fair value based on discounted cash flows.

    Long-term debt, senior subordinated debt and senior notes payable: The fair value of the Company's long-term debt, senior subordinated debt and senior notes payable is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rates, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

    Interest rate swap agreements: The fair value of interest rate swaps is the amount at which they could be settled, based on estimates obtained from dealers. The unrealized loss on interest rate swap agreements at December 31, 1994, 1995 and 1996 is approximately $297,000, $776,000 and $955,000, respectively.

    Commodity collar transactions: The fair value of commodity collar transactions is the amount at which they could be settled, based on estimates obtained from dealers. The unrealized gain on the commodity collar transaction at December 31, 1996 is approximately $167,000.

                         RAILTEX, INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFITS

  STOCK OPTIONS

    The Company grants non-qualified stock options to outside Directors and key employees of the Company. In September 1993, the Board of Directors and shareholders of the Company approved an equity incentive plan ("1993 Plan"). On June 12, 1996, the 1993 Plan was amended which (i) increased the maximum number of shares of Common Stock issuable under the 1993 Plan from 750,000 to 1,250,000, without reduction for the number of shares issued upon exercise of options granted outside of the 1993 Plan; (ii) extended the exercise period for Outside Director's Options from two to ten years and increased the number of shares which may be purchased under Outside Director's Options from 2,000 to 3,000; (iii) specified 1,250,000 shares as the maximum number of shares issuable under the 1993 Plan to any employee in any year; (iv) permitted the 1993 Plan administrator to specify shorter vesting periods for non-qualified options; and
(v) clarified that cashless exercises of stock rights are permitted under the 1993 Plan.

    In January 1996, the Company granted each outside Director of the Company options to purchase 2,000 shares of Common Stock for a total of 12,000 options under the 1993 Plan. These options are exercisable over a two year period at the fair market value of Common Stock on the date of the grant of $21.00 per share.

    In January, March, June and November 1996, the Company granted options to purchase 10,000 shares, 22,250 shares, 373,000 shares and 38,500 shares of Common Stock, respectively, to certain key employees under the 1993 Plan, as amended. These options are exercisable at the rate of 20.0% per year from the date of the grant at the fair market value of Common Stock on the date of the grant of $21.125 per share, $24.75 per share, $24.25 per share and $23.75 per share, respectively.

    A summary of the status of the Company's 1993 Plan for the years ended December 31, 1994, 1995 and 1996, and changes during the years ending on those dates is presented below:

                                                                                            DECEMBER 31,
                                                                  ------------------------------------------------------------
                                                                         1994                   1995               1996
                                                                  -------------------  -------------------- ------------------
                                                                             WEIGHTED             WEIGHTED             WEIGHTED
                                                                             AVERAGE              AVERAGE              AVERAGE
                                                                             EXERCISE             EXERCISE             EXERCISE
                                                                   SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                                                  --------    ------   --------    ------   --------    ------
Outstanding, beginning of the year ............................    530,709    $ 3.92    576,221    $ 5.87    399,792    $13.94
Granted .......................................................     47,650     27.75    129,311     22.72    455,750     24.08
Exercised .....................................................       (428)     8.80   (305,740)     2.45    (13,684)     7.92
Forfeited .....................................................     (1,710)     8.80       --        --      (97,904)    23.51
                                                                  --------             --------             --------
Outstanding, end of year ......................................    576,221      5.87    399,792     13.94    743,954     19.00
                                                                  ========             ========             ========
Options exercisable end of year ...............................    419,172    $ 3.52    197,641    $ 7.34    222,918    $ 8.95
                                                                  ========    ======   ========    ======   ========    ======
Weighted average fair value of options granted during year ....                                     13.08                15.64
                                                                                                    =====               ======

                         RAILTEX, INC. AND SUBSIDIARIES

    The following table summarizes the information about the 1993 Plan options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                            ------------------------------  --------------------
                                      WEIGHTED
                                       AVERAGE    WEIGHTED              WEIGHTED
                                      REMAINING   AVERAGE               AVERAGE
                           NUMBER    CONTRACTUAL  EXERCISE   NUMBER     EXERCISE
EXERCISE PRICE           OUTSTANDING    LIFE       PRICE   EXERCISABLE   PRICE
                          -------      ------     ------     -------     ------
$ 3.74 - 8.80 .........   203,949        4.28     $ 5.70     179,086     $ 5.35
$19.38 - 23.75 ........   114,500        8.17      21.37      26,000      21.00
$24.25 - 27.75 ........   425,505        9.25      24.74      17,832      27.55
                          -------                            -------
                          743,954        7.72     $19.00     222,918     $ 8.95
                          =======      ======     ======     =======     ======

    Because the Company has elected to remain with the accounting prescribed by APB 25 (see Note 1), no compensation cost has been recognized for its 1993 Plan. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value of the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):
                                                                DECEMBER 31,
                                                           ---------------------
                                                            1995           1996
                                                           ------         ------
Net income:
    As reported................................            $6,898         $9,961
    Pro forma..................................            $6,427         $8,173

Net income per share:
    As reported................................             $0.78          $1.08
    Pro forma..................................             $0.72          $0.89

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively:

    Dividend yield of 0.0% for all years; expected volatility of 42.0 and 42.5 percent; risk-free interest rates of 6.8 and 6.1 percent; and expected lives of 6 and 8.4 years.

  EMPLOYEE BONUS PROGRAM

    The Company has performance-based, incentive compensation programs which include all employees. The program for the employees of the short line railroads, excluding general managers, provides for employees to share in the profits, as defined, of each railroad on a quarterly basis. The program for headquarters' employees, excluding executive management and senior management, provides for cash incentive compensation paid on a quarterly basis based upon a specified percentage of aggregate salaries for those employees. The incentive compensation plan for headquarters' senior management and railroad general managers provides for cash incentive compensation paid on an annual basis based upon Company and/or railroad performance targets which generate incentive compensation. In addition, headquarters' senior management and railroad general managers are also awarded, through the 1993 Plan, a predetermined number of stock options and performance shares on an annual basis. Employees must be employed by the Company at the end of three years from the date of the award to receive the performance shares. During the three year period, the number of shares to be awarded can increase by a maximum of 200.0% or decrease to zero as determined by the Company's total shareholder return as compared

                         RAILTEX, INC. AND SUBSIDIARIES
to benchmarks, as defined in the plan. The incentive compensation plan for executive management provides for cash incentive compensation to be paid on an annual basis based upon Company performance achieved relative to the business plan. In addition, executive managers are also awarded, through the 1993 Plan, a calculated value of stock options and performance shares based upon a multiple value of the cash incentive compensation, as defined in the plan. Total cash incentive compensation of approximately $1,936,000, $2,249,000 and $2,350,000 was awarded under the various incentive compensation programs in 1994, 1995 and 1996, respectively.

  RETIREMENT PLANS

    The Company has a 401(k) profit sharing plan ("401(k) Plan") for all eligible employees of the Company, as defined in the 401(k) Plan document. The 401(k) Plan qualifies under Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Employees are immediately fully vested in their contributions and begin vesting in employer contributions after one year of service, as defined in the 401(k) Plan document. The 401(k) Plan is a defined contribution plan with employer contributions made solely at the discretion of the Board of Directors.

    Effective July 1, 1995, the 401(k) Plan was amended to provide for a Company matching contribution for certain employees of RailTex, Inc., the parent company, who are not covered under the Railroad Retirement and Railroad Unemployment Insurance Acts ("The Retirement Acts"). The Company matches employee contributions, for these employees, at the rate of 200.0% on employee contributions up to 5.0% of eligible compensation. Employees begin vesting in the employer matching contributions after one year of service. Company matching contributions to the 401(k) Plan totaled $26,100, $58,000 and $134,000 in 1994, 1995 and 1996, respectively.

  EMPLOYEE OPEN MARKET STOCK PURCHASE PLAN

    Effective November 15, 1994, the Company adopted and implemented an Employee Open Market Stock Purchase Plan ("Stock Purchase Plan"). The purpose of the Stock Purchase Plan is to allow employees of the Company to participate in the Company's future. The Stock Purchase Plan is a payroll deduction plan which permits employees who meet specified length of service requirements to purchase shares, on an after-tax basis, of the Company's common stock on the open market at prevailing market prices. The Company pays the brokerage commissions on all purchases and incurs the administrative expenses associated with the Stock Purchase Plan. Stock Purchase Plan expenses in 1994, 1995 and 1996 were not significant.

  EXECUTIVE DEFERRED COMPENSATION

    During 1995, the Company implemented an Executive Deferred Compensation Plan wherein certain key employees are provided with life insurance protection in an amount sufficient to provide supplemental income, based upon a percentage of the employee's base salary, at retirement.

    The Executive Deferred Compensation Plan is funded through the purchase of split-dollar life insurance contracts. Upon death or retirement, the participant or the participant's estate must reimburse the Company for all policy premiums paid. Also, should employment terminate prior to death or retirement, the participant may forfeit, at the discretion of the Compensation Committee, any future rights in the insurance policy. Premiums paid under this Plan for 1995 and 1996 were approximately $272,000 and $309,000, respectively. The combined cash surrender value of these policies was approximately $51,000 and $227,000 at December 31, 1995 and 1996, respectively.

  POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS

    The Company does not provide post-retirement and post-employment benefits to its employees.

                         RAILTEX, INC. AND SUBSIDIARIES

13. INCOME TAXES

    Income tax expense consisted of the following (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                             1994           1995           1996
                                            ------         ------         ------
    United States:
          Federal--
         Current ..................         $1,085         $2,044         $1,702
         Deferred .................          1,487          1,013          2,941
                                            ------         ------         ------
                                             2,572          3,057          4,643
                                            ------         ------         ------
       State--
         Current ..................            233            457            771
         Deferred .................            199             67            140
                                            ------         ------         ------
                                               432            524            911
                                            ------         ------         ------
    Foreign:
         Current ..................          1,242            904            811
         Deferred .................            372            291            343
                                            ------         ------         ------
                                             1,614          1,195          1,154
                                            ------         ------         ------
                                            $4,618         $4,776         $6,708
                                            ======         ======         ======

    The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability (in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1995          1996
                                                         --------      --------
Differences in depreciation and amortization .......     $ 12,202      $ 13,894
Accruals and reserves not deducted for tax
 purposes until paid ...............................         (857)         (985)
Federal benefit of state taxes .....................         (270)         (328)
Alternative minimum tax carry forwards .............       (1,235)         --
Deferred taxes related to acquisition ..............         --           4,100
Other items, net ...................................           75          (119)
Write down of assets not deducted for tax
    until operations cease .........................         (813)         --
                                                         --------      --------
   Net deferred tax liability ......................     $  9,102      $ 16,562
                                                         ========      ========

    At December 31, 1995, the Company had alternative minimum tax credit ("AMT") carry forwards of approximately $1,235,000 which were used to reduce federal taxable income at December 31, 1996. The Company did not record any valuation allowances against deferred income tax assets at December 31, 1995 or 1996.

    The reconciliation of the U.S. statutory tax rate to the effective income tax rate follows:

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                1994         1995         1996
                                               ------       ------       ------
United States statutory rate ............        34.0%        34.0%        34.3%
Effect of foreign operations ............         2.2          1.2          0.9
State income taxes, net of federal
 income tax benefit .....................         4.0          5.7          5.0
                                               ------       ------       ------
                                                 40.2%        40.9%        40.2%
                                               ======       ======       ======

                         RAILTEX, INC. AND SUBSIDIARIES

14. LEASES

    Operating lease expense for the years ended December 31, 1994, 1995, and 1996 was approximately $3,650,000, $4,486,000 and $4,929,000, respectively.

    The minimum future lease payments for equipment and facilities under non-cancelable leases are as follows (in thousands):

                                                          OPERATING     CAPITAL
YEAR ENDED DECEMBER 31,                                    LEASES       LEASES
-----------------------                                    -------      -------
    1997 ............................................      $ 4,725      $   748
    1998 ............................................        3,389          594
    1999 ............................................        1,988          459
    2000 ............................................        1,688          190
    2001 ............................................          564           85
    Thereafter ......................................        2,200         --
                                                           -------      -------
    Total minimum payments ..........................      $14,554        2,076
                                                           =======
      Less amount representing interest at rates
           ranging from 7.25% to 10.37% .............                      (261)
                                                                        -------
      Present value of minimum lease payments .......                   $ 1,815
                                                                        =======

    The Company has entered into various lease agreements covering certain of its railroad properties. For railroad properties it leases, the Company ordinarily assumes upon the commencement date all operating and financial responsibilities including maintenance, payment of property taxes and regulatory compliance. Lease payments on three railroad properties leased from one lessor are structured to ensure that the Company interchanges an agreed-upon percentage of outbound carloads with the lessor railroad. Under these leases, no payments to the lessor are required as long as a minimum percentage of traffic volume is interchanged with the lessor, therefore the Company controls the amounts which may be payable under these leases. These leases are subject to an initial 20 year term with one or more renewal terms at the Company's option. In addition, lease payments on five properties leased from two other major railroads are subject to reduction from the base rate, down to zero, depending upon the level of traffic interchanged with the lessors. The maximum aggregate lease payments under these leases is approximately $1.7 million. These leases have initial lease terms of five years to 20 years and leases on four of the five properties include purchase options which may be exercised by the Company after three years of operation. No payments have been required under any of the Company's railroad property leases, and the Company anticipates that its traffic interchange for the foreseeable future will not result in any rentals being incurred under these railroad property leases. Therefore, the above table does not include any rentals pertaining to the Company's railroad property leases.

15. COMMITMENTS AND CONTINGENCIES

    The Company has added railroad properties to its portfolio through the purchase of track and roadbed, lease of such assets, and contracts to operate such assets under management agreements. These arrangements typically relate only to the physical assets of the railroad property; and except for the purchase of the Indiana & Ohio Rail Corp., which was structured as an acquisition of stock, the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers.

    Rail properties operated by the Company under management agreements typically have initial ten year terms followed by either a purchase option or one or more renewal terms at the Company's option. These operating contracts typically require that the Company assume all operating and financial responsibilities for freight

                         RAILTEX, INC. AND SUBSIDIARIES
operations on the property including maintenance, payment of property taxes and regulatory compliance. Payments by the Company for the right to conduct rail operations on these properties are typically calculated as a percentage of revenues from the respective properties.

    In connection with the lease of one of its railroad properties, the Company has committed to upgrade approximately 107 miles of track, net of abandonments, to Class II standards as defined by the Federal Railroad Administration ("FRA") by October 1998. Management now estimates the cost of this upgrade to be approximately $4.0 million to $5.0 million; however, the Company is negotiating with the lessor to extend this period.

    In June 1990, the United States Railroad Retirement Board notified the Company that the board's Deputy General Counsel had made a determination that RailTex, Inc., the parent company, is a "covered employer" under the Retirement Acts, effective September 17, 1984. The Company had accrued a $1.0 million loss contingency in 1990 as a result of this determination. This determination was appealed and on February 17, 1995 the Railroad Retirement Board reversed the determination of the board's Deputy General Counsel and ruled that RailTex, Inc., the parent company, is not a "covered employer" under the Retirement Acts. Therefore in 1995, the $1.0 million loss contingency was reversed and credited against operating expenses and simultaneously, a $1.0 million charge was recorded to operating expenses to accrue, among other items, the termination costs associated with a change in the Company's health insurance carrier.

    In August 1995, the Company entered into a ten year Information Technology Services Agreement ("ITS Agreement") with Electronic Data Systems Corporation ("EDS"). Under the ITS Agreement, EDS will create and manage a management information systems department for the Company, will develop, obtain licenses for and maintain new software for the Company, will coordinate the acquisition and maintenance of computers and related equipment and will coordinate the maintenance of the Company's existing software. The Company paid a fee to EDS for the initial 13 months of the services and will pay approximately $1.3 million annually thereafter subject to annual escalation based on the Consumer Price Index. The ITS Agreement is subject to earlier termination under certain limited conditions.

    Under certain limited circumstances, three of the Company's railroads may be repurchased by the selling carrier for their original purchase prices. It is management's opinion that the likelihood of these properties being repurchased is remote.

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

    In April 1996, one of the Company's railroads received notice of three environmental site evaluations being conducted by a state environmental agency. The evaluations are the result of an alleged fuel spill caused by a train derailment and alleged on-site burial of railroad ties and unreported leaking underground storage tanks and an alleged release of diesel fuel during locomotive refueling. The Company believes these evaluations relate to events that occurred prior to the Company's acquisition of the railroad property. The Company is cooperating with the state environmental agency to complete these evaluations. However, the Company may be held liable for some or all expenses associated with these evaluations and the expenses associated with any necessary remedial actions. To the extent the Company incurs expenses in connection with these evaluations, or remedial actions, it may seek to recover such expenses from the prior owners of the property or other responsible parties. The Company is unable

                         RAILTEX, INC. AND SUBSIDIARIES
to predict the probable outcome of these site evaluations or the amount or range of potential loss arising therefrom.

    A Class I Railroad, which interchanges traffic with one of the Company's railroads has filed a complaint against the Company in the United States District Court of the Western District of Missouri. In this lawsuit, the plaintiff seeks recovery of certain switching and joint facility charges amounting to approximately $632,000. The Company has interposed certain defenses, including payment of substantially all of the joint facility charges and the inapplicability of the switching charges. Since the service for which the switching charges have been asserted is ongoing, it is likely that additional charges accruing through the date the lawsuit is resolved will be asserted. Discovery is in progress and trial has been set for April 1997. The Company believes it has meritorious defenses and is vigorously defending this litigation, therefore, no amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

    In December 1996, a corporation filed a construction lien against one of the Company's railroads in the amount of approximately $600,000. The alleged basis for the construction lien is the provision by the plaintiff of labor and materials to the Company's railroad in connection with a train derailment in August 1996. The Company believes that the plaintiff is solely responsible for any and all damages arising out of the derailment due to the plaintiff's negligent acts or the omission of its employees and agents. As a result, the Company believes that the filing and any subsequent enforcement of such lien is wrongful and constitutes slander of and trespass to title. The Company believes it has meritorious defenses and is vigorously defending this litigation, therefore, no amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

    The Company maintains insurance to cover costs associated with personal injury, including death, and property damage, including derailments. The Company's primary liability policy is currently subject to a self-insured retention of $500,000 per occurrence which was increased from $250,000 per occurrence as of July 15, 1996. With respect to its transportation of hazardous commodities, the Company's liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policy. The Company also maintains all-risk property damage coverage, including damage to property of shippers, subject to applicable retention.

    The Company's railroad employees are covered by the Federal Employers' Liability Act ("FELA"), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer. FELA-related claims are covered under the Company's liability insurance policies.

    The Company is a defendant in certain lawsuits resulting from railroad operations. In management's judgment, based on the opinion of the Company's legal counsel, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position and results of operations.

                         RAILTEX, INC. AND SUBSIDIARIES

16. FOREIGN AND DOMESTIC OPERATIONS

    Financial information by geographic area is as follows (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                     1994      1995      1996
                                                  -----------------------------
Operating revenues from unaffiliated customers:
  United States ...............................   $ 59,606   $ 93,586   $106,937
  Canada ......................................     14,922     14,255     14,169
                                                  --------   --------   --------
     Total operating revenues .................   $ 74,528   $107,841   $121,106
                                                  ========   ========   ========
Operating income:
   United States ..............................   $  8,363   $ 11,559   $ 17,793
   Canada .....................................      4,814      4,096      4,248
                                                  --------   --------   --------
     Total operating income ...................   $ 13,177   $ 15,655   $ 22,041
                                                  ========   ========   ========
Identifiable assets:
   United States ..............................   $113,448   $177,719   $220,857
   Canada .....................................     21,732     23,186     21,488
                                                  --------   --------   --------
     Total identifiable assets ................   $135,180   $200,905   $242,345
                                                  ========   ========   ========
17. ACQUISITIONS

    On December 7, 1996, a wholly owned subsidiary of the Company, the Pittsburgh Industrial Railroad, Inc. ("PIRR"), purchased from Conrail certain assets consisting of 42 miles of track located in the Pittsburgh metropolitan area. The purchase price was $3.0 million and was funded by borrowings under the Company's U.S. Acquisition Facility. This transaction has been accounted for as a purchase of assets.

    On November 2, 1996, a newly formed wholly owned subsidiary of the Company, the Ontario L'Orignal Railway, Inc. ("OLOR"), purchased from Canadian National ("CN") certain assets consisting of 26 miles of track in eastern Ontario, Canada. The OLOR was granted rights by CN to operate the property and commenced operations on November 2, 1996 and the acquisition closed on December 2, 1996. The purchase price was CDN $1.1 million (approximately U.S. $800,000) and was funded by borrowings under the Company's Canadian Acquisition Facility.
This transaction has been accounted for as a purchase of assets.

    On September 21, 1996, a newly formed wholly owned subsidiary of the Company, Connecticut Southern Railroad, Inc. ("CSOR"), purchased from Conrail certain assets including 23 miles of rail segments located in Connecticut and six locomotives. The CSOR was also granted rights to operate over an additional 49 miles of track, from just north of New Haven, Connecticut to Springfield, Massachusetts, under a freight operating agreement with Amtrak. The purchase price, $3.5 million, was funded by borrowings under the Company's U.S. Acquisition Facility. This transaction has been accounted for as a purchase of assets.

    On June 4, 1996, the Company acquired 100% of the outstanding stock of the Indiana & Ohio Railcorp, ("INOH"), an existing short line railroad headquartered in Cincinnati, Ohio. Through its subsidiaries, the INOH operates ten line segments totaling 230 miles of track in southwestern Ohio and southeastern Indiana. The purchase price was $12.4 million including an $8.9 million cash payment and the assumption of $3.5 million of long-term debt, of which $2.1 million was paid down after completion of the acquisition. This acquisition was funded by borrowings under the Company's U.S. Acquisition Facility. This acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of the acquisition.

                         RAILTEX, INC. AND SUBSIDIARIES

    In May 1994, the Company entered into a letter of intent with an affiliate of CN to acquire certain assets of the Central Vermont Railway, Inc. ("Central Vermont"). These assets consisted primarily of a 325 mile line in New England extending from East Alburgh, Vermont to New London, Connecticut. The purchase price, including related costs, was $40.2 million. The Central Vermont connects with several carriers, including the CN, Conrail and nine regional or short line railroads. On October 6, 1994, a newly formed subsidiary of the Company, New England Central Railroad, Inc. ("NECR") executed definitive documentation for the transaction with the selling parties. The NECR commenced operations on February 4, 1995. In connection with the acquisition, the Company borrowed $41.1 million under its acquisition facility. The Company accounted for this business combination as a purchase in 1995. Unlike all of its previous acquisitions, the Company acquired substantially all of the assets of the Central Vermont, hired a substantial number of the Central Vermont employees to operate the NECR and assumed certain of the contracts of the Central Vermont.

    The following unaudited pro forma results of operations for the years ended December 31, 1995 and 1996, assumes the acquisition of the NECR and the INOH occurred as of the beginning of the respective periods. (in thousands, except per share amounts.)
                                          YEARS ENDED DECEMBER 31,
                                       -----------------------------
                                          1995               1996
                                       ---------          ----------
                                                (Unaudited)
Operating revenues ............        $ 116,828           $123,848
                                       =========           ========
Net income ....................        $   7,505           $  9,828
                                       =========           ========
Net income per share ..........        $    0.82           $   1.07
                                       =========           ========

    These pro forma results have been prepared for comparative purposes only and include certain adjustments such as depreciation expense as a result of a step-up in the basis of fixed assets and an adjustment of depreciable lives, additional amortization expense as a result of organization costs and increased interest expense on acquisition debt. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the periods specified nor does such information purport to project the results of operations for any future date or period.

18. SECURITIES OFFERINGS

    In March 1995, the Company completed an underwritten public offering of Common Stock ("Secondary Offering") of which 1,150,000 shares were sold by the Company and 1,165,000 shares were sold by certain selling shareholders. The number of shares sold by the Company reflects the underwriters' exercise of their over-allotment option. Net proceeds to the Company from the Secondary Offering were approximately $25.4 million. Approximately $25.3 million of the net proceeds was used to reduce borrowings outstanding under the Company's
1995 U.S. Acquisition Facility and 1995 U.S. Working Capital Facility (see Note
7). Concurrent with the closing of the Secondary Offering, a former officer and current director of the Company exercised options to purchase 286,322 shares of Common Stock and paid such options exercise price by tendering 23,416 shares of Common Stock to the Company. The shares of Common Stock tendered by such former officer were canceled by the Company. Also, concurrent with the closing of the Secondary Offering, the Company's $5.0 million Convertible Senior Subordinated Notes due January 2003 were converted into 520,833 shares of Common Stock (see
Note 9).

                         RAILTEX, INC. AND SUBSIDIARIES

19. UNAUDITED QUARTERLY FINANCIAL DATA

   (in thousands, except per share amounts)

                         FIRST          SECOND       THIRD           FOURTH
                        QUARTER       QUARTER(1)    QUARTER          QUARTER
                        -------       ----------    -------          -------
1996:
Operating revenues..... $28,609        $30,148      $29,857          $32,492
Operating income.......   4,930          5,658        5,471            5,982
Net income.............   2,183          2,621        2,308            2,849
Net income per share...    0.24           0.28         0.25             0.31

1995:
Operating revenues..... $25,143        $27,295      $27,498          $27,905
Operating income.......   4,026          2,279        4,641            4,709
Net income.............   1,728            645        2,054            2,471
Net income per share...    0.22           0.07         0.22             0.27
------------
(1) Results for the second quarter of 1995 include a Special Charge of $2,140,000 before tax and $1,389,000, or $0.15 per share, after tax
    (see Note 3).

20. SUBSEQUENT EVENTS

    On February 15, 1997, a wholly owned subsidiary of INOH, Indiana & Ohio Railway Company ("IORY"), purchased substantially all of the assets of the former Detroit, Toledo and Ironton ("DTI") from Grand Trunk Western Railroad, Inc., a subsidiary of CN. IORY acquired 146 miles of track for $22.0 million and, with trackage rights, will operate over approximately 255 miles track between Flat Rock, Michigan and Cincinnati, Ohio. The Company expects to spend approximately $7.2 million in 1997 for organization costs, start up costs and locomotives. Additionally, IORY has committed to invest over a three year period, approximately $9.7 million to return the former DTI track to FRA Class IV standards. The DTI acquisition was funded through borrowings under the Company's U.S. Acquisition Facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

             The remainder of this page is intentionally left blank.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

    See "Executive Officers of the Registrant" in Part I for information regarding executive officers of the Company. Information regarding the Directors of the Company is incorporated by reference to the caption "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding Executive Compensation is incorporated by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to the Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the caption "Principal and Management Shareholders" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding Certain Relationships and Related Transactions is incorporated by reference to the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

             The remainder of this page is intentionally left blank.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    A.  DOCUMENTS

The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS                                                          PAGE
                                                                                 ----
Report of Independent Public Accountants .......................................   40
Consolidated Statements of Income for the Three Years Ended December 31, 1996 .    41
Consolidated Balance Sheets at December 31, 1995 and 1996 ......................   42
Consolidated Statements of Shareholders' Equity for the Three Years Ended
December 31, 1996 ..............................................................   43
Consolidated Statements of Cash Flow for the Three Years Ended December 31, 1996   44
Notes to Consolidated Financial Statements .....................................   45

2. FINANCIAL STATEMENT SCHEDULES
   None

3. EXHIBITS

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

    ++10.2 First Amendment to Credit Agreement dated as of June 11, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

    ++10.3 Second Amendment to Credit Agreement dated as of July 22, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent, and the several financial institutions that are parties to the Credit Agreement.

    ++10.4 Loan Agreement, dated as of June 21, 1996, between RailTex Canada, Inc. as borrower and National Bank of Canada and ABN AMRO Bank Canada, as lenders and National Bank of Canada, as Agent.

    +++10.5 Third Amendment to Credit Agreement, dated August 13, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

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

    10.35     (This exhibit is intentionally left blank).

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

    ***10.45 Letter of Intent, dated May 23, 1994, between Central Vermont Railway, Inc. and RailTex Service Company, Inc.

    ****10.46 Lease and Sale Agreement, dated October 6, 1994, by and between
              New England Central Railroad, Inc. and Central Vermont Railway,
              Inc.

   *****10.47 The Note Agreement ("Canadian Note Agreement"), dated as of
              September 1, 1995, between RailTex Canada, Inc. and the Purchasers named on Schedule I to the Canadian Note Agreement.

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

    +10.49 Interest Rate Swap Agreement, dated January 24, 1995, between National Bank of Canada and RailTex Canada, Inc.

    +10.50 Form of Split Dollar Insurance agreement between the Company and its Executive Officers.

    ++10.51 Agreement of Sale among RailTex, Inc. and Indiana & Ohio Rail Corp. and all of the shareholders of Indiana & Ohio Rail Corp.

    11.1      Statement Regarding Computation of Per Share Earnings.

    21.1      Subsidiaries of the Company

    23.1      Consent of Arthur Andersen LLP.

----------------------
       * These exhibits are incorporated by reference to the same Exhibit to the Registrant's Registration Statement No. 33-68938 filed on Form S-1 with the Securities and Exchange Commission ("Commission") on September 16, 1993, as amended by Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on November 1, 1993, Amendment No. 2 to Form S-1 Registration Statement filed with the Commission on November 16, 1993 and Post-Effective Amendment No. 1 to Form S-1 Registration Statement filed with the Commission on November 19, 1993.

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

     +++ These exhibits are incorporated by reference to the same Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

    B. REPORTS ON FORM 8-K:

         No Reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.
                           RAILTEX, INC.
                           (Registrant)

                           By: /s/ BRUCE M. FLOHR
                           Name:   Bruce M. Flohr
                           Title:  Chairman of the Board,  Chief Executive
                                   Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

       SIGNATURES                        TITLE
       ----------                        -----
   /s/ BRUCE M. FLOHR         Chairman of the Board, Chief Executive
       Bruce M. Flohr         Officer and Director

  /s/ HENRY M. CHIDGEY        President, Chief Operating Officer and Director
    Henry M. Chidgey

   /s/ LAURA D. DAVIES        Vice President-Finance and Administration,
   Laura D. Davies            Chief Financial Officer and Director

   /s/ ROBERT R. LENDE        Director
     Robert R. Lende

  /s/ ROBERT M. AYRES, JR.    Director
  Robert M. Ayres, Jr.

  /s/ HEATHER J. GRADISON     Director
   Heather J. Gradison

  /s/ FERD. C. MEYER, JR.     Director
   Ferd. C. Meyer, Jr.

    /s/ PALMER L. MOE         Director
      Palmer L. Moe