Form 10-Q
period 1997-03-31
RAILTEX INC
filed 1997-05-14
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                  --------------------------------------------

                                    FORM 10-Q

              [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

                                 March 31, 1997

                                       or

          [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to _____________________

                        Commission File Number 34-022552

                                  RAILTEX, INC.
--------------------------------------------------------------------------------
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

                                 [X] YES [_] NO

Indicate the number of shares outstanding of the Registrant's Common Stock as of April 30, 1997: 9,152,260.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          RAILTEX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                       ------------------------
                                                         1997            1996
                                                       --------        --------

OPERATING REVENUES .............................       $ 34,175        $ 28,609

OPERATING EXPENSES:
     Transportation ............................         12,637           9,121
     General and administrative ................          5,746           5,526
     Equipment .................................          4,477           3,660
     Maintenance of way ........................          3,278           3,096
     Depreciation and amortization .............          2,985           2,276
                                                       --------        --------
          Total operating expenses .............         29,123          23,679
                                                       --------        --------

OPERATING INCOME ...............................          5,052           4,930

INTEREST EXPENSE ...............................         (2,366)         (1,479)

OTHER INCOME (EXPENSE) .........................            (49)            265
                                                       --------        --------

INCOME BEFORE INCOME TAXES .....................          2,637           3,716

INCOME TAXES ...................................         (1,062)         (1,533)
                                                       --------        --------
NET INCOME .....................................       $  1,575        $  2,183
                                                       ========        ========
NET INCOME PER SHARE ...........................       $   0.17        $   0.24
                                                       ========        ========
WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON  STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING ........................          9,209           9,225


        The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          MARCH 31, DECEMBER 31,
ASSETS                                                      1997       1996
------                                                    ---------  ---------
                                                         (UNAUDITED)
CURRENT ASSETS:

    Cash and cash equivalents ..........................  $   2,905  $   2,108
    Accounts receivable, less doubtful receivables
      of $611; $612 in 1996 ............................     25,926     26,834
    Prepaid expenses and other current assets ..........      3,018      3,609
                                                          ---------  ---------
        Total current assets ...........................     31,849     32,551
                                                          ---------  ---------
PROPERTY AND EQUIPMENT, less accumulated depreciation of
  $32,383; $29,741 in 1996 .............................    233,552    209,420
                                                          ---------  ---------
OTHER ASSETS:
    Investments, at cost ...............................     19,968     21,380
    Other ..............................................      6,401      6,119
                                                          ---------  ---------
        Total other assets .............................     26,369     27,499
                                                          ---------  ---------
        Total assets ...................................  $ 291,770  $ 269,470
                                                          =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

    Short-term notes payable ...........................  $      98  $     352
    Current portion of long-term debt ..................     13,516      6,361
    Accounts payable ...................................     12,587     14,624
    Accrued liabilities ................................     11,512     11,445
                                                          ---------  ---------
        Total current liabilities ......................     37,713     32,782
                                                          ---------  ---------

DEFERRED INCOME TAXES, NET .............................     17,939     17,703
                                                          ---------  ---------

LONG-TERM DEBT .........................................     52,051     36,391
                                                          ---------  ---------

SENIOR NOTES PAYABLE ...................................     50,842     50,952
                                                          ---------  ---------

SENIOR SUBORDINATED NOTES PAYABLE ......................      5,000      5,000
                                                          ---------  ---------

OTHER LIABILITIES ......................................      3,928      3,939
                                                          ---------  ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:

    Preferred stock; $1.00 par value; 10
     million shares authorized; no shares
     issued or outstanding .............................       --         --
    Common stock; $.10 par value; 30 million
     shares authorized; issued and outstanding
     of 9,152,260; 9,110,606 in 1996 ...................        915        912
    Paid-in capital ....................................     83,725     83,629
    Retained earnings ..................................     39,852     38,277
    Cumulative translation adjustment ..................       (195)      (115)
                                                          ---------  ---------
        Total shareholders' equity .....................    124,297    122,703
                                                          ---------  ---------
        Total liabilities and shareholders' equity .....  $ 291,770  $ 269,470
                                                          =========  =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                             ------------------
                                                               1997      1996
                                                             --------   -------
OPERATING ACTIVITIES:

  Net income ..............................................  $  1,575   $ 2,183
  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization ........................     2,985     2,276
     Deferred income taxes ................................       236       725
     Amortization of deferred financing costs .............        94       100
     Provision for losses on accounts receivable ..........        77       151
     (Gain) loss on sale of assets ........................        54      (193)
     Changes in working capital:

       Accounts receivable ................................       831       137
       Prepaid expenses ...................................       592       511
       Accounts payable and accrued liabilities ...........    (1,969)    1,424
                                                             --------   -------
     Net cash provided by operating activities ............     4,475     7,314
                                                             --------   -------

INVESTING ACTIVITIES:

  Purchase of investments in Brazilian railroad companies .    (1,346)     --
  Sale of preferred shares of Brazilian railroad company ..     2,758      --
  Purchase of Detroit, Toledo and Ironton,
  including related costs .................................   (22,642)     --
  Purchase of property and equipment ......................    (5,079)   (5,397)
  Proceeds from sale of property and equipment ............        17       210
  Increase in other long-term assets ......................       (38)      (64)
                                                             --------   -------
    Net cash used in investing activities .................   (26,330)   (5,251)
                                                             --------   -------

FINANCING ACTIVITIES:

  Payments of short-term notes payable ....................      (255)     (616)
  Issuance of common stock ................................        99      --
  Proceeds from long-term debt ............................    22,000       500
  Net increase in working capital facility ................     2,000      --
  Principal payments on long-term debt ....................    (1,175)   (1,014)
                                                             --------   -------
    Net cash provided by (used in) financing activities ...    22,669    (1,130)
                                                             --------   -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................       (17)        6
                                                             --------   -------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...................       797       939

CASH AND CASH EQUIVALENTS, beginning of period ............     2,108     2,130
                                                             --------   -------

CASH AND CASH EQUIVALENTS, end of period ..................  $  2,905   $ 3,069
                                                             ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

    Interest ..............................................  $  3,099   $ 1,870
    Income taxes ..........................................       622       177
Non-cash investing and financing activities:

    Capital leases ........................................         6      --
    Grants ................................................        18       221

        The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The interim consolidated financial statements presented herein include the accounts of RailTex, Inc. and its wholly-owned subsidiaries. References to "RailTex" or the "Company" mean RailTex, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"). The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.  RECENTLY ISSUED PRONOUNCEMENTS

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 and when adopted will require restatement of prior years' earnings per share. Early adoption is not permitted. At March 31, 1997 and 1996, basic and diluted earnings per share as calculated under FAS 128, would not have an impact on earnings per share reported by the Company.

3.  ACQUISITIONS AND INVESTMENTS

         On February 15, 1997, a wholly-owned subsidiary of the Indiana & Ohio Rail Corp., Indiana & Ohio Railway Company ("IORY"), purchased substantially all of the assets of the former Detroit, Toledo and Ironton ("DTI") from the Grand Trunk Western Railroad, Inc., a subsidiary of Canadian National. IORY acquired 146 miles of track for $22.0 million and, with trackage rights, will operate over 255 miles of track between Flat Rock, Michigan and Cincinnati, Ohio. The Company has spent approximately $2.5 million to date for organization costs, start-up costs and locomotives and expects to spend an additional $4.7 million in 1997. Additionally, IORY has committed to invest, over a three year period, approximately $9.7 million to return the former DTI track to Federal Railroad Administration Class IV standards. The DTI acquisition was funded through borrowings under the Company's U.S. Acquisition Facility.

         On February 28, 1997, RailTex International Holdings, Inc. ("RIHI"), a subsidiary of the Company, sold 2.8 million shares of preferred stock in the Ferrovia Centro Atlantica, S.A. for approximately Brazilian Reals ("R") $2.9 million (approximately U.S. $2.8 million) to fund the majority of the additional investment in the Ferrovia Sul Atlantica, S.A. ("FSA"). At March 31, 1997, RIHI had invested approximately R$1.4 million (approximately U.S. $1.3 million) of the additional investment in FSA and is expected to invest the remaining R$1.5 million (U.S. $1.5 million) in 1997.

                         RAILTEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.   COMMITMENTS AND CONTINGENCIES

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

         A Class I Railroad, which interchanges traffic with one of the Company's railroads has filed a complaint against the Company in the United States District Court for the Western District of Missouri. In this lawsuit, the Plaintiff seeks recovery of certain switching and joint facility charges amounting to approximately $632,000. The Company has interposed certain defenses, including payment of substantially all of the joint facility charges and the inapplicability of the switching charges. Since the service for which the switching charges have been asserted is ongoing, it is likely that additional charges accruing through the date the lawsuit is resolved will be asserted. Trial has been held, post trial briefs have been filed and the Company is currently awaiting a decision from the court. The Company believes it's defenses have merit and it will ultimately prevail. Therefore, no amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

         In December 1996, a corporation filed a construction lien against one of the Company's railroads in the amount of approximately $600,000. The alleged basis for the construction lien is the provision by the plaintiff of labor and materials to the Company's railroad in connection with a train derailment in August 1996. In March 1997, the Company filed a complaint in Federal Court alleging negligence by the plaintiff. The Company believes that the plaintiff is solely responsible for any and all damages arising out of the derailment due to the plaintiff's negligent acts or the omission of its employees and agents. In April 1997, the plaintiff filed a state action for relief for foreclosure of construction lien in support of its previous lien filed in December 1996. The Company believes that the filing and any subsequent enforcement of such lien is wrongful and constitutes slander of and trespass to title. The Company also believes it has meritorious defenses and is vigorously defending this litigation; therefore, no amounts are recorded on the books of the Company in anticipation of a loss as a result of this contingency.

         The Company is also involved in other litigation and various legal matters which are being defended and handled in the ordinary course of business. In management's judgment, based on the opinion of the Company's legal counsel handling such matters, the ultimate liability, if any, from such legal proceedings will not have a material effect on the Company's financial position and results of operations. See Note 15 of the 1996 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

         This Form 10-Q contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward- looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

GENERAL

         The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles operated by RailTex has grown to approximately 3,800 at March 31, 1997.

         The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, contracts to operate such assets under management agreements and purchase of railroad company common stock. These arrangements typically relate only to the physical assets of the railroad property, and, except for the purchase of the Indiana & Ohio Rail Corp. ("INOH"), the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

         For the three months ended March 31, 1997, compared to the three months ended March 31, 1996, New Railroad Properties include the INOH, the Connecticut Southern Railroad, the Ontario L'Orignal Railway, Inc., the Pittsburgh Industrial Railroad, Inc. and the Detroit, Toledo and Ironton ("DTI").

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

         The Company's net income for the three months ended March 31, 1997, decreased approximately $608,000, or 27.9%, to $1.6 million from $2.2 million in the prior year period and net income per share decreased 29.2% to $0.17 per share from $0.24 per share in the prior year period. The decrease in net income and net income per share is primarily the result of a wall collapse at a coal mine served by one of the Company's subsidiaries, expenses associated with the start-up of recently acquired railroad properties, and interest expense on $63.2 million of debt incurred to finance railroad properties acquired in 1996 and 1997 and the Company's investments in Brazilian railroad companies.

         OPERATING REVENUES. Operating revenues for the three months ended March 31, 1997 increased by $5.6 million, or 19.5%, to $34.2 million from $28.6 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for substantially all of this increase. Operating revenues for Comparable Railroad Properties increased approximately $242,000, or 1.0%. Carloads transported increased by 23,367 carloads, or 27.1%, to 109,698 carloads from 86,331 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for substantially all of this increase. Carloads attributable to Comparable Railroad Properties increased by 469, or 1.0%, from the prior year period.

         In January 1997, a wall at a coal mine served by one of the Company's subsidiaries collapsed, resulting in the shut down of the mine, which reduced first quarter operating revenues by approximately $1.0 million. As of the middle of March the mine began partial operations and the Company resumed transporting carloads. The mine resumed normal shipments in mid April.

         Freight revenues for the three months ended March 31, 1997 increased $5.2 million, or 21.2%, to $29.5 million from $24.3 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended March 31, 1997 and 1996.

           FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                   (IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                   AVERAGE FREIGHT
                                                                                                                     REVENUES PER
                                                          FREIGHT REVENUES                      CARLOADS              CARLOAD(1)
                                                   -------------------------------   ------------------------------   ----------
                                                       1997              1996             1997            1996        1997  1996
                                                   --------------   --------------   --------------   -------------   ----  ----
                                                            % OF             % OF             % OF            % OF
COMMODITY GROUP                                    DOLLARS  TOTAL   DOLLARS  TOTAL   NUMBER   TOTAL   NUMBER  TOTAL
---------------                                    -------  -----   -------  -----   -------  -----   ------  -----   ----  ----
Lumber and forest products ......................  $ 5,631   19.1%  $ 5,124   21.0%   15,177   13.8%  13,429   15.6%  $371  $382
Chemicals .......................................    3,684   12.5     2,656   10.9    11,230   10.2    8,079    9.4    328   329
Coal ............................................    3,427   11.6     3,901   16.0    18,679   17.0   19,907   23.1    183   196
Scrap paper and paper products  .................    3,041   10.3     2,432   10.0     8,114    7.4    5,840    6.8    375   416
Farm products ...................................    2,902    9.8     2,052    8.4    11,956   10.9    9,002   10.4    243   228
Scrap metal and metal products  .................    2,206    7.5     2,066    8.5     7,635    7.0    6,036    7.0    289   342
Food products ...................................    1,650    5.6     1,217    5.0     6,149    5.6    4,670    5.4    268   261
Non-metallic ores ...............................    1,578    5.3     1,865    7.7     8,261    7.5    9,547   11.1    191   195
Petroleum products ..............................    1,354    4.6     1,185    4.9     3,471    3.2    2,895    3.4    390   409
Minerals and stone ..............................    1,227    4.2       871    3.6     3,848    3.5    2,968    3.4    319   294
Autos and auto parts ............................    1,065    3.6        89    0.4     6,014    5.5      124    0.1    177   717
Other ...........................................    1,754    5.9       896    3.6     9,164    8.4    3,834    4.3    191   234
                                                   -------  -----   -------  -----   -------  -----   ------  -----   ----  ----
     Total ......................................  $29,519  100.0%  $24,354  100.0%  109,698  100.0%  86,331  100.0%  $269  $282
                                                   =======  =====   =======  =====   =======  =====   ======  =====   ====  ====

------------------
(1) Calculated as freight revenues divided by carloads.

         Approximately $5.0 million, or 96.1%, of the increase in freight revenues for the three months ended March 31, 1997, is attributable to New Railroad Properties. These properties added 23,717 carloads consisting primarily of auto and auto parts (5,897), chemicals (2,764), scrap metal and metal products (2,684), scrap paper and paper products (2,313), farm products (1,432) and lumber and forest products (996). Freight revenues for

Comparable Railroad Properties increased approximately $470,000, or 2.0%, while carloadings for Comparable Railroad Properties increased by 469, or 1.0%, consisting primarily of increases in farm products (1,522), lumber and forest products (866), food products (808), chemicals (448) and minerals and stone
(204) due primarily to new business which were offset by decreases in non-metallic ores (1,372), coal (1,261) and scrap metal and metal products (1,085). The decreases in non-metallic ores, coal and scrap metal and metal products are due to less salt transported at one of the Company's subsidiaries as a result of a milder winter, a wall collapse at a mine served by one of the Company's subsidiaries, and lack of orders at a steel plant served by one of the Company's subsidiaries, respectively.

         Non-freight revenues for the three months ended March 31, 1997 increased approximately $401,000, or 9.4%, to $4.6 million from $4.2 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These non-freight revenues contributed 13.6% and 14.9% of operating revenues in the three months ended March 31, 1997 and 1996, respectively. New Railroad Properties contributed approximately $718,000 in non-freight revenues during the three months ended March 31, 1997, consisting primarily of joint facilities income, demurrage and carhire income. Non-freight revenues for Comparable Railroad Properties decreased approximately $228,000, or 5.5%, primarily as a result of decreased car hire and passenger income which was partially offset by increases in car repair income

         OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1997 increased $5.4 million, or 23.0%, to $29.1 million from $23.7 million in the prior year period. Substantially all of this increase is due to New Railroad Properties. The Company's operating ratio (operating expenses divided by operating revenues) increased for the period to 85.2%, compared to 82.8% in the prior year period, primarily as a result of expenses associated with the start-up of recently acquired railroad properties.

         The following table sets forth a comparison of the Company's operating expenses during the three month periods ended March 31, 1997 and 1996, in dollars and as a percentage of operating revenues:

                         OPERATING EXPENSES COMPARISON
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                 1997               1996
                                            ----------------   ----------------
                                                       % OF               % OF
                                                    OPERATING          OPERATING
                                            DOLLARS  REVENUE   DOLLARS  REVENUE
                                            -------  -------   -------  -------
Labor and benefits .......................  $10,254     30.0%  $ 8,425     29.4%
Equipment rents ..........................    4,088     12.0     3,270     11.4
Depreciation and amortization ............    2,985      8.7     2,276      8.0
Purchased services .......................    2,067      6.0     1,797      6.3
Casualties and insurance .................    1,223      3.6     1,597      5.6
Diesel fuel ..............................    3,177      9.3     2,402      8.4
Materials ................................    1,342      3.9       971      3.4
Other ....................................    3,987     11.7     2,941     10.3
                                            -------  -------   -------  -------
     Total ...............................  $29,123     85.2%  $23,679     82.8%
                                            =======  =======   =======  =======

         Labor and benefits for the three months ended March 31, 1997 increased approximately $1.8 million, or 21.7%, to $10.2 million from $8.4 million in the prior year period. Labor and benefits attributable to New Railroad Properties was approximately $1.8 million, accounting for all of the increase. Labor and benefits for Comparable Railroad Properties decreased by $38,000.

         Equipment rents for the three months ended March 31, 1997 increased by approximately $818,000, or 25.0%, to $4.1 million from $3.3 million in the prior year period. Equipment rents attributable to New Railroad Properties accounted for substantially all of this increase. Equipment rents for Comparable Railroad Properties remained flat.

         Depreciation and amortization for the three months ended March 31, 1997 increased by approximately $709,000, or 31.2%, to $3.0 million from $2.3 million in the prior year period. New Railroad Properties accounted for 43.6% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties, increased locomotive depreciation related to fleet expansion, and depreciation of new computer hardware and software.

         Purchased services for the three months ended March 31, 1997 increased approximately $270,000, or 15.0%, to $2.1 million from $1.8 million in the prior year period. Purchased services attributable to New Railroad Properties accounted for 74.4% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $45,000, or 2.9%. The remainder is primarily due to increased consulting expense related to management of information technology under an agreement with EDS.

         Casualties and insurance expense for the three months ended March 31, 1997 decreased by approximately $374,000, or 23.4%, to $1.2 million from $1.6 million in the prior year period. Casualties and insurance expense for New Railroad Properties accounts for an increase of approximately $130,000. Casualties and insurance expense for Comparable Railroad Properties decreased $257,000, or 21.3%, due to fewer incidents in the current year period.

         Diesel fuel expense for the three months ended March 31, 1997 increased by approximately $775,000, or 32.2%, to $3.2 million from $2.4 million in the prior year period. New Railroad Properties accounted for 78.2% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $224,000, or 9.4%, as a 6.7% decrease in consumption was offset by a $0.09 per gallon, or 12.2%, increase in average fuel prices in the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 32.0% of the Company's estimated annual fuel consumption.

         Materials expense for the three months ended March 31, 1997 increased by approximately $371,000, or 38.2%, to $1.3 million from $1.0 million in the prior year period. New Railroad Properties accounted for 53.6% of the increase. The remainder of the increase is primarily a result of increased car repair for Comparable Railroad Properties.

         Other expenses for the three months ended March 31, 1997, including property and franchise taxes and joint facilities, increased approximately $1.0 million, or 35.6%, to $4.0 million from $3.0 million in the prior year period. Other expenses for New Railroad Properties was approximately $1.2 million. Other expenses for Comparable Railroad Properties decreased by approximately $185,000, or 8.3%, due primarily to decreased property taxes.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 1997 increased by approximately $887,000, or 60.0%, to $2.4 million from $1.5 million in the prior year period due primarily to borrowings totaling $42.0 million to fund acquisitions (including $22.0 million for the DTI acquisition in February 1997) and an additional $21.2 million to fund the Company's equity investments in Brazil.

         OTHER INCOME (EXPENSES). For the three months ended March 31, 1997, other expense was $49,000 as compared to income of $265,000 in the prior year period primarily as a result of a loss on the sale of property of $54,000 for the three months ended March 31, 1997 as compared to a gain on the sale of property in the prior year period.

         INCOME TAXES. The Company's effective tax rate decreased in the three months ended March 31, 1997 to 40.3% from 41.3% in the prior year period due primarily to a lower proportion of earnings from foreign subsidiaries that are taxed at a higher rate.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

         During the three months ended March 31, 1997, the Company generated cash from operations of $4.5 million, of which $3.3 million was used to fund non-acquisition related capital expenditures and $1.1 million was used to reduce long-term borrowings. Non-acquisition capital expenditures for the three months ended March 31, 1997 included $1.5 million for track improvements, $1.3 million for locomotives, $410,000 for technology, $75,000 for vehicles and other equipment.

         On February 15, 1997, a wholly owned subsidiary of INOH, Indiana & Ohio Railway Company ("IORY"), purchased substantially all of the assets of the former Detroit, Toledo and Ironton Railroad ("DTI") from the Grand Trunk Western Railroad, Inc., a subsidiary of Canadian National. IORY acquired 146 miles of track for $22.0 million and, with trackage rights, will operate over 255 miles between Flat Rock, Michigan and Cincinnati, Ohio. The Company has spent approximately $2.5 million to date for organization costs, start-up costs, and locomotives and expects to spend an additional $4.7 million in 1997. Additionally, the Company has committed to invest, over a three year period, approximately $9.7 million to return the former DTI track to Federal Railroad Administration Class IV standards, which will be funded through borrowings under the Company's U.S. Working Capital Facility and the Company's U.S. Acquisition Facility or through cash generated from operations. The DTI acquisition was funded through borrowings under the Company's U.S. Acquisition Facility.

         On February 28, 1997, RailTex International Holdings, Inc. ("RIHI"), a subsidiary of the Company, sold 2.8 million shares of preferred stock in Ferrovia Centro Atlantica, S.A. for approximately Brazilian Reals ("R") $2.9 million (approximately U.S. $2.8 million) to fund the majority of the additional investment in Ferrovia Sul Atlantica, S.A. ("FSA"). At March 31, 1997, RIHI had invested approximately R$1.4 million (approximately U.S. $1.3 million) in FSA and is expected to fund the remaining R$1.5 million (U.S. $1.5 million) in 1997.

         At March 31, 1997, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $121.4 million, which constituted 49.4% of its total capitalization. Comparable figures at December 31, 1996 were $98.7 million and 44.6%, respectively.

         The Company now anticipates that its maintenance capital expenditure requirements in 1997 for track, locomotives and equipment on properties it currently operates will be approximately $15.0 million. Additionally, computer hardware, software and related capital expenditures are expected to be approximately $4.5 million.

         Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At March 31, 1997, the Company was in compliance with all covenants.

         At March 31, 1997, availability under the U.S. Acquisition Facility, the U.S. Working Capital Facility, the Canadian Acquisition Facility and the Canadian Working Capital Facility was, in U.S. dollars, $15.2 million, $8.0 million, approximately $17.4 million and approximately $2.9 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee. Upon utilization of the entire amount of the Company's U.S. Acquisition Facility, the Company believes it has a number of viable acquisition financing alternatives available that will result in additional acquisition capacity. The financing alternatives include, but are not limited to, an expansion of the current U.S. Acquisition Facility, a private placement of medium to long-term notes or an additional equity offering.

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

SEASONALITY

         Except for farm products, which represent less than 10.0% of revenues, the Company's operating revenues from existing operations have not historically been subject to significant seasonal changes.

ACCOUNTING MATTERS

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), was issued. FAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 and when adopted will require restatement of prior years' earnings per share. Early adoption is not permitted. The Company believes the adoption of this statement will not have an impact on earnings per share reported by the Company.

             The remainder of this page is intentionally left blank.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A).     EXHIBITS

     Exhibit
     Number    Description Of Document
     ------    -----------------------

      11.1     Statement Regarding Computation of Per Share Earnings.

      27.1     Financial Data Schedule.

      27.2     Amended Financial Data Schedule for the year ended December
               31, 1996.

      27.3 Amended Financial Data Schedule for the nine months ended September 30, 1996.

      27.4     Amended Financial Data Schedule for the six months ended June
               30, 1996.

      27.5 Amended Financial Data Schedule for the three months ended March 31, 1996.

(B).     REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                            RAILTEX, INC.

Date:  May 14, 1997                         By: /s/ LAURA D. DAVIES
                                            Name: LAURA D. DAVIES
                                            Title: Vice President and Chief
                                                   Financial Officer

Date:  May 14, 1997                         By: /s/ CLEMENT J. WYDRA
                                            Name: CLEMENT J. WYDRA
                                            Title: Controller and Chief
                                                   Accounting Officer