Form 10-Q
period 1997-06-30
RAILTEX INC
filed 1997-08-13
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                                  June 30, 1997

                                       or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                 Exchange Act of 1934 for the transition period
               from _____________________ to _____________________

                        Commission File Number 34-022552

                                 RAILTEX, INC.
          ------------------------------------------------------------
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

               [X] YES                 [ ] NO

Indicate the number of shares outstanding of the Registrant's Common Stock as of July 31, 1997: 9,160,924

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        RAILTEX, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                        FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                           ENDED JUNE 30,            ENDED JUNE 30,
                                       ---------------------     ---------------------
                                         1997          1996        1997         1996
                                       --------      -------     --------     --------
OPERATING REVENUES ................    $ 37,365     $ 30,148     $ 71,540     $ 58,757

OPERATING EXPENSES:
     Transportation ...............      13,556        9,217       26,193       18,338
     General and administrative ...       6,098        5,324       11,844       10,850
     Equipment ....................       4,694        3,881        9,171        7,541
     Maintenance of way ...........       3,689        3,617        6,967        6,713
     Depreciation and amortization        3,103        2,451        6,088        4,727
                                       --------     --------     --------     --------
           Total operating expenses      31,140       24,490       60,263       48,169
                                       --------     --------     --------     --------
OPERATING INCOME ..................       6,225        5,658       11,277       10,588

INTEREST EXPENSE ..................      (2,606)      (1,541)      (4,972)      (3,020)

OTHER INCOME ......................         348          175          299          440
                                       --------     --------     --------     --------
INCOME BEFORE INCOME TAXES ........       3,967        4,292        6,604        8,008

INCOME TAXES ......................      (1,549)      (1,671)      (2,611)      (3,204)
                                       --------     --------     --------     --------
NET INCOME ........................    $  2,418     $  2,621     $  3,993     $  4,804
                                       ========     ========     ========     ========
NET INCOME PER SHARE ..............    $   0.26     $   0.28     $   0.43     $   0.52
                                       ========     ========     ========     ========

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK AND
COMMON STOCK EQUIVALENTS
OUTSTANDING .......................       9,223        9,235        9,213        9,230

  The accompanying notes are an integral part of these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                                         JUNE 30,   DECEMBER 31,
ASSETS                                                     1997        1996
                                                         ---------  ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents ........................   $     744    $   2,108
    Accounts receivable, less doubtful
      receivables of $781; $612 in 1996 ..............      27,418       26,834
    Prepaid expenses and other current assets ........       2,591        3,609
                                                         ---------    ---------
       Total current assets ..........................      30,753       32,551
                                                         ---------    ---------
PROPERTY AND EQUIPMENT, less accumulated
    depreciation of $35,149; $29,741 in 1996 .........     242,316      209,420
                                                         ---------    ---------
OTHER ASSETS:
    Investments, at cost .............................      19,968       21,380
    Other ............................................       6,143        6,119
                                                         ---------    ---------
       Total other assets ............................      26,111       27,499
                                                         ---------    ---------
       Total assets ..................................   $ 299,180    $ 269,470
                                                         =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term notes payable, net ....................   $    --      $     352
    Current portion of long-term debt ................       6,392        6,361
    Accounts payable .................................      13,713       14,624
    Accrued liabilities ..............................      13,735       11,445
                                                         ---------    ---------
       Total current liabilities .....................      33,840       32,782
                                                         ---------    ---------
DEFERRED INCOME TAXES ................................      18,451       17,703
                                                         ---------    ---------
LONG-TERM DEBT .......................................      60,314       36,391
                                                         ---------    ---------
SENIOR NOTES PAYABLE .................................      50,861       50,952
                                                         ---------    ---------
SENIOR SUBORDINATED NOTES PAYABLE ....................       5,000        5,000
                                                         ---------    ---------
OTHER LIABILITIES ....................................       3,902        3,939
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
    Preferred stock; $1.00 par value; 10
      million shares authorized;
      no shares issued or outstanding ................        --           --
    Common stock; $.10 par value; 30 million
      shares authorized; issued and
      outstanding 9,160,924; 9,110,606 in 1996 .......         916          912
    Paid-in capital ..................................      83,799       83,629
    Retained earnings ................................      42,272       38,277
    Cumulative translation adjustment ................        (175)        (115)
                                                         ---------    ---------
        Total shareholders' equity ...................     126,812      122,703
                                                         ---------    ---------
        Total liabilities and shareholders' equity ...   $ 299,180    $ 269,470
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

                         RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
OPERATING ACTIVITIES:
  Net income ..............................................   $  3,993    $  4,804
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ........................      6,088       4,727
     Deferred income taxes ................................        760       1,346
     Amortization of deferred financing costs .............        191         188
     Provision for losses on accounts receivable ..........        108         301
     Gain on sale of assets ...............................       (260)       (332)
     Changes in working capital:
       Accounts receivable ................................       (692)        279
       Prepaid expenses ...................................      1,019         760
       Accounts payable and accrued liabilities ...........      1,379       3,255
                                                              --------    --------
     Net cash provided by operating activities ............     12,586      15,328
                                                              --------    --------
INVESTING ACTIVITIES:
  Purchase of investments in Brazilian railroad
     companies ............................................     (1,346)     (8,229)
  Sale of preferred shares of Brazilian railroad
     companies ............................................      2,758        --
  Purchase of Detroit, Toledo and Ironton, including
     related costs ........................................    (25,996)       --
  Purchase of Indiana & Ohio RailCorp, net of cash
     acquired .............................................      --         (8,989)
  Purchase of property and equipment ......................    (13,335)    (10,177)
  Proceeds from sale of property and equipment ............        400         353
  Decrease (Increase) in other long-term assets ...........        293        (242)
                                                              --------    --------
    Net cash used in investing activities .................    (37,226)    (27,284)
                                                              --------    --------
FINANCING ACTIVITIES:
  Payments of short-term notes payable ....................       (352)       (873)
  Issuance of common stock ................................        173        --
  Proceeds from long-term debt ............................     22,000      19,752
  Net increase in working capital facility ................      3,000        --
  Principal payments on long-term debt ....................     (1,422)     (3,324)
  Deferred financing costs ................................       --          (174)
                                                              --------    --------
    Net cash provided by financing activities .............     23,399      15,381
                                                              --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................       (123)         19
                                                              --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...................     (1,364)      3,444

CASH AND CASH EQUIVALENTS, beginning of period ............      2,108       2,130
                                                              --------    --------
CASH AND CASH EQUIVALENTS, end of period ..................   $    744    $  5,574
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest .............................................   $  4,494    $  2,252
     Income taxes .........................................      1,633       1,051
  Non-cash investing and financing activities:
     Capital leases .......................................        345         104
     Grants ...............................................         18         612

  The accompanying notes are an integral part of these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) (CONTINUED)
                                 (UNAUDITED)

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

2.  RECENTLY ISSUED PRONOUNCEMENTS:

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 and when adopted will require restatement of prior years' earnings per share. Early adoption is not permitted. At June 30, 1997 and 1996, basic and diluted earnings per share as calculated under FAS 128, would not have an impact on earnings per share reported by the Company.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes the adoption of this statement will not have a material effect on the financial condition or results of operations of the Company.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes the adoption of this statement will not have a material effect on the financial condition or results of operations of the Company.

3.  DERIVATIVE ACCOUNTING POLICIES:

      The Company's operations involve managing market risks related to changes in interest rates and diesel fuel prices. Derivative financial instruments, specifically swaps and collars are used to manage market risks related to changes in interest rates and diesel fuel prices, respectively. The Company does not currently hold or issue financial instruments for trading purposes.

                        RAILTEX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) (CONTINUED)
                                 (UNAUDITED)

      By entering into interest rate swaps, the Company has functionally converted certain floating-rate debt to fixed-rate debt in order to minimize exposure to rising interest rates. The Company accounts for interest rate swaps as hedges due to the fact that the derivative changes the nature of a designated debt instrument which is on the Company's balance sheet and the underlying debt obligation has a principal balance equal to or greater than the notional amount of the related derivative. Any unrealized gains or losses from changes in the value of the swaps are deferred and interest expense on the hedged debt instrument is recorded using the interest rate as effectively revised by the related swap. Any realized gain or loss incurred as a result of the termination of the swap would be recorded in the period incurred.

      At June 30, 1997, the Company had the following amortized interest rate swap agreement in effect which was used to effectively fix future rates of floating rate obligations:

YEAR ENTERED  YEAR OF COMPLETION   NOTIONAL AMOUNT    FIXED RATE PAID   VARIABLE RATE RECEIVED
------------  ------------------   ---------------    ---------------   ----------------------
                                    (in thousands)
   1995             1999             CDN $10,526           9.55%         Average three month
                                                                         CDN BA rate

      The Company entered into two commodity collar transactions to hedge market risks of diesel fuel prices. Each collar is effective July 1, 1996 and terminates on June 30, 1997. The collars represent notional amounts totaling 3,360,000 gallons with a cap price of $0.5900 per gallon and floor prices of $0.4920 and $0.4695 per gallon.

      In July 1997, the Company replaced the diesel fuel collars which expired June 30, 1997 with two new collars. Each collar is effective July 1, 1997 and terminates on June 30, 1998. Each collar represents notional amounts totaling 200,000 gallons per month with cap prices of $0.6100 and $0.6000 per gallon and floor prices of $0.5165 and $0.5200 per gallon, respectively. For one of the collars the counter party has an option, on a quarter by quarter basis, to increase the notional amount to 400,000 gallons per month for the quarter selected.

4. CONRAIL ACQUISITION BY CSX TRANSPORTATION, INC. AND NORFOLK SOUTHERN RAILWAY COMPANY:

      As a result of the acquisition of Conrail by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from one of the Company's railroads. Filings with the Surface Transportation Board indicated that approximately $1.6 million will be diverted from this railroad. As a result, the Company is negotiating remedies with CSX and NS to replace this revenue, however, the Company is unable to predict the final outcome of these negotiations at this time.

5.  COMMITMENTS AND CONTINGENCIES:

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

                        RAILTEX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS) (CONTINUED)
                                 (UNAUDITED)

Company is unable to predict the probable outcome of these site evaluations or the amount or range of potential loss arising therefrom.

      A Class I railroad, which interchanges traffic with one of the Company's railroads, filed a complaint against the Company in the United States District Court for the Western District of Missouri seeking recovery of certain switching and joint facility charges. In July 1997, the court ruled in favor of the plaintiff, and, as a result, the plaintiff is seeking recovery of approximately $700,000 in switching and joint facility charges, including interest. The Company is considering its options in response to the court's ruling, and at the same time, the Company is currently negotiating partial recovery with another Class I railroad on the basis that the Company was acting as an agent for this railroad pursuant to the Agreement of Purchase and Sale of the Property by this Class I railroad to the Company. At June 30, 1997, the Company has recorded a liability for the difference between the amount the plaintiff is seeking and the amount expected to be recovered from the Class I railroad who was the prior owner.

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

      In connection with purchase of the Detroit, Toledo and Ironton ("DTI") on February 15, 1997, the Company has committed to invest, over a three year period, approximately $9.7 million to return the former DTI track to Federal Railroad Administration Class IV standard. At June 30, 1997, the Company has spent approximately $2.6 million.

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

6. SUBSEQUENT EVENT:

      In July 1997, the Company completed a $50.0 million private placement of senior unsecured notes ("Notes") with two institutions. The proceeds were used to reduce outstanding bank debt under the Company's $75.0 million U.S. acquisition facility ("U.S. Acquisition Facility"). The Notes bear interest at 7.44% with interest only due semiannually. The Notes mature in July 2012, and are retired through six annual mandatory prepayments beginning July 2007. Amounts outstanding under the U.S. Acquisition Facility which would have been due in the next twelve months have been classified as long-term at June 30, 1997 in order to reflect the refinancing.

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

GENERAL

      The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles operated by RailTex has grown to approximately 3,800 at June 30, 1997.

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

      Because of variations in the structure, timing and size of portfolio additions and differences in economics among the Company's portfolio railroads resulting from the unique terms, rates and other provisions for each railroad's operation established through negotiation between RailTex and each divesting carrier, the Company's results of operations in any reporting period are not directly comparable to (i) its results of operations in other reporting periods or (ii) the results of operations of other railroad companies. Therefore, care should be taken when using traditional measurements of railroad operating performance, such as freight revenues per carload, operating ratio, and labor ratio, in assessing or comparing the Company's operating results.

      "Comparable Railroad Properties" for each period are railroad properties which the Company operated throughout both the full current year period and the full prior year period. "New Railroad Properties" for each period are railroad properties which the Company began operating after the start of the prior year period.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

      For the three months ended June 30, 1997, compared to the three months ended June 30, 1996, New Railroad Properties include the Indiana and Ohio ("INOH"), the Connecticut Southern ("CSOR"), the Ontario L'Orignal ("OLOR"), the Pittsburgh Industrial ("PIRR") and the Detroit, Toledo and Ironton ("DTI").

      The Company's net income for the three months ended June 30, 1997, decreased approximately $203,000, or 7.7%, to $2.4 million from $2.6 million in the prior year period, and net income per share decreased 7.1% to $0.26 per share from $0.28 per share in the prior year period. The decrease in net income and net income per share is primarily the result of interest expense on $63.2 million of debt incurred to finance New Railroad Properties and the Company's investments in Brazilian railroad companies.

      OPERATING REVENUES. Operating revenues for the three months ended June 30, 1997 increased by $7.2 million, or 23.9%, to $37.4 million from $30.1 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 85.5% of this increase. Operating revenues for Comparable Railroad Properties increased $1.4 million, or 4.7%. Carloads transported increased by 32,439 carloads, or 36.1%, to 122,242 carloads from 89,803 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 90.4% of this increase. Carloads attributable to Comparable Railroad Properties increased by 3,455, or 3.9%, from the prior year period.

      As a result of the acquisition of Conrail by CSX Transportation, Inc. ("CSX) and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from one of the Company's railroads. Filings with the Surface Transportation Board indicated that approximately $1.6 million will be diverted from this railroad. As a result, the Company is negotiating remedies with CSX and NS to replace this revenue, however, the Company is unable to predict the final outcome of these negotiations at this time.

      Freight revenues for the three months ended June 30, 1997 increased $6.4 million, or 24.7%, to $32.2 million from $25.8 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended June 30, 1997 and 1996.

          FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                                              AVERAGE FREIGHT
                                                                                                                REVENUES PER
                                         FREIGHT REVENUES                           CARLOADS                     CARLOAD(1)
                                -----------------------------------     -----------------------------------    --------------
                                       (DOLLARS IN THOUSANDS)
                                     1997                1996                1997                 1996           1997   1996
                                ---------------    ----------------     ----------------     --------------      ----   ----
                                          % OF                % OF                 % OF                % OF
COMMODITY GROUP                 DOLLARS   TOTAL    DOLLARS    TOTAL      NUMBER    TOTAL     NUMBER   TOTAL
---------------                 -------   -----    -------    -----     -------    -----     ------   -----
Lumber and forest products ..   $ 6,200    19.3%   $ 5,671    22.0%      16,342     13.4%    14,460    16.1%     $379   $392
Coal ........................     4,644    14.4      4,249    16.5       24,558     20.1     22,315    24.8       189    190
Chemicals ...................     3,799    11.8      2,744    10.6       12,279     10.0      7,996     8.9       309    343
Scrap paper & paper products      3,113     9.7      2,094     8.1        8,907      7.3      5,087     5.7       350    412
Scrap metal & metal products      2,487     7.7      2,048     7.9        9,444      7.7      6,023     6.7       263    340
Farm products ...............     2,393     7.4      2,120     8.2        9,303      7.6      8,008     8.9       257    265
Food products ...............     1,704     5.3      1,446     5.6        6,427      5.3      5,381     6.0       265    269
Non-metallic ores ...........     1,560     4.8      1,832     7.1        9,274      7.6      9,658    10.8       168    190
Minerals & stone ............     1,446     4.5      1,279     5.0        4,141      3.4      3,712     4.1       349    345
Petroleum products ..........     1,321     4.1      1,033     4.0        3,366      2.8      2,569     2.9       392    402
Autos and auto parts ........     1,279     4.0         90     0.3        6,658      5.4        155     0.2       192    581
Other .......................     2,228     7.0      1,204     4.7       11,543      9.4      4,439     4.9       193    271
                                -------   -----    -------   -----      -------    -----     ------   -----
     Total ..................   $32,174   100.0%   $25,810   100.0%     122,242    100.0%    89,803   100.0%     $263   $287
                                =======   =====    =======   =====      =======    =====     ======   =====

---------------
(1) Calculated as freight revenues divided by carloads.

      Approximately $5.6 million, or 87.4%, of the increase in freight revenues for the three months ended June 30, 1997, is attributable to New Railroad Properties. These properties added 29,321 carloads consisting primarily of auto and auto parts (6,498), scrap metal and metal products (4,062), chemical (3,357), scrap paper and paper products (2,477), farm products (1,742), lumber and forest products (1,229) and other (7,409). Freight revenues for Comparable Railroad Properties increased approximately $914,000, or 3.6%, while carloadings for Comparable Railroad Properties increased by 3,455, or 3.9%, consisting primarily of coal (2,191), scrap paper and paper products (1,397) due to new customers and an increase in business from an existing customer as a result of resumption of shipments from a plant which was shut down in the prior year period.

      Non-freight revenues for the three months ended June 30, 1997 increased approximately $853,000, or 19.7%, to $5.2 million from $4.3 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties, and lease income. These non-freight revenues contributed 13.9% and 14.4% of operating revenues in the three months ended June 30, 1997 and 1996, respectively. New Railroad Properties contributed approximately $610,000, or 71.5%, of the increase. Non-freight revenues for Comparable Railroad Properties increased approximately $460,000, or 11.7%, primarily as a result of a reinstatement of revenues inadvertently recorded as being subject to a revenue-sharing arrangement. These increases were offset by approximately $217,000 representing a one-time consulting fee earned in connection with the Company's investments in Brazil in the prior year period.

      OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1997 increased $6.6 million, or 27.1%, to $31.1 million from $24.5 million in the prior year period. New Railroad Properties accounted for 87.2% of the increase. Operating expenses for Comparable Railroad Properties remained flat and corporate operating expenses increased $1.0 million, or 29.9%. The Company's operating ratio (operating expenses divided by operating revenues) increased for the period to 83.3%, compared to 81.2% in the prior year period, primarily as a result of expenses associated with the start-up of recently acquired railroad properties. The Company's operating ratio for Comparable Railroad Properties decreased for the period to 73.4%, compared to 76.5% in the prior year period.

      The following table sets forth a comparison of the Company's operating expenses during the three month periods ended June 30, 1997 and 1996, in dollars and as a percentage of operating revenues:

                         OPERATING EXPENSES COMPARISON
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)

                                            1997                      1996
                                    ------------------------  ------------------------
                                              % OF OPERATING            % OF OPERATING
                                    DOLLARS       REVENUE     DOLLARS       REVENUE
                                    --------      -------     -------       -------
Labor and benefits............      $11,640         31.1%     $ 8,663        28.7%
Equipment rents...............        4,204         11.2        3,416        11.3
Depreciation and
  amortization................        3,103          8.3        2,451         8.1
Diesel fuel...................        2,896          7.8        2,277         7.6
Purchased services............        2,207          5.9        2,179         7.2
Casualties and insurance......        1,460          3.9        1,322         4.4
Materials.....................        1,341          3.6        1,139         3.8
Other.........................        4,289         11.5        3,043        10.1
                                    --------        ----      -------        ----
     Total....................      $31,140         83.3%     $24,490        81.2%
                                    =======         ====      =======        ====

      Labor and benefits for the three months ended June 30, 1997 increased approximately $3.0 million, or 34.4%, to $11.6 million from $8.6 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 74.0% of this increase. Labor and benefits for Comparable Railroad Properties increased $604,000, or 9.0%, reflecting increased profit sharing incentives to employees of Comparable Railroad Properties as a result of increased profitability of those railroads, increased overtime related to increased traffic volumes on certain railroads, and the maintenance of track and signal by employees rather than contract forces on certain railroads (see purchased services). The remainder of the increase is due to an increase in employment at the Company's corporate headquarters.

      Equipment rents for the three months ended June 30, 1997 increased by approximately $788,000, or 23.1%, to $4.2 million from $3.4 million in the prior year period. Equipment rents attributable to New Railroad Properties increased by approximately $778,000 accounting for substantially all of the increase.

      Depreciation and amortization for the three months ended June 30, 1997 increased by approximately $652,000, or 26.6%, to $3.1 million from $2.5 million in the prior year period. New Railroad Properties accounted for 62.9% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties, increased locomotive depreciation related to fleet expansion, and depreciation of new computer hardware and software.

      Diesel fuel expense for the three months ended June 30, 1997 increased by approximately $619,000, or 27.2%, to $2.9 million from $2.3 million in the prior year period. New Railroad Properties accounted for 95.5% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $33,000, or 1.5%, due to increased consumption related to increased carloadings offset by lower fuel prices during the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 34.0% of the Company's estimated annual fuel consumption.

      Purchased services for the three months ended June 30, 1997 increased approximately $28,000, or 1.3%, to $2.2 million from $2.2 million in the prior year period. Purchased services attributable to New Railroad Properties increased approximately $166,000 offset by a decrease of $110,000, or 6.5%, in Comparable Railroad Properties because certain railroads no longer use contract forces for track and signal maintenance.

      Casualties and insurance expense for the three months ended June 30, 1997 increased by approximately $138,000, or 10.4%, to $1.5 million from $1.3 million in the prior year period. Increased casualties and insurance expense for New Railroad Properties represents $158,000. Casualties and insurance expense for Comparable Railroad Properties decreased by $558,000, or 34.8%, due to a decrease in derailments and weather related casualty expense offset by an increase of approximately $497,000 in corporate self-insured and litigation liability.

      Materials expense for the three months ended June 30, 1997 increased by approximately $202,000, or 17.7%, to $1.3 million from $1.1 million in the prior year period. New Railroad Properties accounted for 88.6% of the increase. Materials expense for Comparable Railroad Properties increased approximately $83,000, or 9.9%, primarily as a result of increased car repair activity offset by a decrease in locomotive parts expense of $53,000.

      Other expenses for the three months ended June 30, 1997, including property and franchise taxes and joint facilities, increased approximately $1.2 million, or 40.9%, to $4.3 million from $3.0 million in the prior year period. New Railroad Properties accounted for all of this increase, reflecting the higher level of joint facilities expense for New Railroad Properties relative to Comparable Railroad Properties.

      INTEREST EXPENSE. Interest expense for the three months ended June 30, 1997 increased by approximately $1.1 million, or 69.1%, to $2.6 million from $1.5 million in the prior year period due primarily to borrowings totaling $42.0 million to fund the acquisition of New Railroad Properties and an additional $21.2 million to fund the Company's investments in Brazil.

      OTHER INCOME. Other income for the three months ended June 30, 1997 increased by approximately $173,000; or 98.9%, to $348,000 from $175,000 in the prior year period due primarily to an increase in gain on the sale of non-operating assets.

      SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

      For the six months ended June 30, 1997 compared to the six months ended June 30, 1996 New Railroad Properties include the INOH, the CSOR, the OLOR, the PIRR and the DTI.

      The Company's net income for the six months ended June 30, 1997 decreased by approximately $811,000, or 16.9%, to $4.0 million from $4.8 million in the prior year period and net income per share decreased 17.3% to $0.43 per share from $0.52 per share in the prior year period. The decrease in net income and net income per share is primarily the result of reduced revenues due to a coal mine collapse at one of the Company's major customers in the first quarter of 1997, the commencement of operations at the DTI and the resulting expenses during the first quarter of 1997, and interest expense on $63.2 million of debt incurred to finance New Railroad Properties and the Company's investments in Brazilian railroad companies.

      OPERATING REVENUES. Operating revenues for the six months ended June 30, 1997 increased by $12.8 million, or 21.8%, to $71.5 million from $58.7 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 92.7% of this increase. Operating revenues for Comparable Railroad Properties increased $1.6 million, or 2.8%. Carloads transported increased by 55,806 carloads, or 31.7%, to 231,940 carloads from 176,134 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 95.0% of this increase. Carloads attributable to Comparable Railroad Properties increased by 3,924, or 2.3%, from the prior year period.

     As a result of the acquisition of Conrail by CSX Transportation, Inc. ("CSX) and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from one of the Company's railroads. Filings with the Surface Transportation Board indicated that approximately $1.6 million will be diverted from this railroad. As a result, the Company is negotiating remedies with CSX and NS to replace this revenue, however, the Company is unable to predict the final outcome of these negotiations at this time.

      Freight revenues for the six months ended June 30, 1997 increased $11.5 million, or 23.0%, to $61.7 million from $50.1 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the six months ended June 30, 1997 and 1996.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                                                  AVERAGE FREIGHT
                                                                                                                   REVENUES PER
                                               FREIGHT REVENUES                         CARLOADS                    CARLOAD(1)
                                     -----------------------------------    ---------------------------------      -----------
                                             (DOLLARS IN THOUSANDS)
                                           1997               1996              1997               1996            1997   1996
                                     ---------------    ----------------    --------------    ---------------      ----   ----
                                               % OF                 % OF             % OF                % OF
COMMODITY GROUP                      DOLLARS   TOTAL    DOLLARS    TOTAL   NUMBER   TOTAL      NUMBER   TOTAL
---------------                      -------   -----    -------    -----   ------   -----      ------   -----
Lumber and forest products .......   $11,831    19.2%   $10,796    21.5%    31,519    13.6%    27,889    15.8%     $375   $387
Coal .............................     8,071    13.1      8,150    16.2     43,237    18.6     42,222    24.0       187    193
Chemicals ........................     7,483    12.1      5,400    10.8     23,509    10.1     16,075     9.1       318    336
Scrap paper & paper products .....     6,154    10.0      4,526     9.0     17,021     7.3     10,927     6.2       362    414
Farm products ....................     5,295     8.6      4,172     8.3     21,259     9.2     17,010     9.7       249    245
Scrap metal & metal products .....     4,693     7.6      4,115     8.2     17,079     7.4     12,059     6.8       275    341
Food products ....................     3,354     5.4      2,662     5.3     12,576     5.4     10,051     5.7       267    265
Non-metallic ores ................     3,138     5.1      3,697     7.4     17,535     7.6     19,205    10.9       179    193
Petroleum products ...............     2,675     4.3      2,219     4.4      6,837     2.9      5,464     3.1       391    406
Minerals & stone .................     2,673     4.3      2,151     4.3      7,989     3.4      6,680     3.8       335    322
Autos and auto parts .............     2,344     3.8        179     0.4     12,672     5.5        279     0.2       185    642
Other ............................     3,982     6.5      2,097     4.2     20,707     9.0      8,273     4.7       192    253
                                     -------   -----    -------   -----    -------   -----    -------   -----
     Total .......................   $61,693   100.0%   $50,164   100.0%   231,940   100.0%   176,134   100.0%     $266   $285
                                     =======   =====    =======   =====    =======   =====    =======   =====

---------------
(1) Calculated as freight revenues divided by carloads.

      Approximately $10.5 million, or 91.3%, of the $11.5 million increase in freight revenues for the six months ended June 30, 1997, is attributable to New Railroad Properties. These properties added approximately 53,038 carloads consisting primarily of autos and auto parts (12,395), scrap metal and metal products (6,746), chemicals (6,121), scrap paper and paper products (4,790), farm products (3,174) and lumber and forest products (2,225). Freight revenues for Comparable Railroad Properties increased $1.4 million, or 2.8%, while carloadings for Comparable Railroad Properties increased by 3,924, or 2.3%, consisting primarily of lumber and forest products (1,568), scrap paper and paper products (1,557) and chemicals (1,387) due primarily to increased business with existing customers.

      Non-freight revenues for the six months ended June 30, 1997 increased approximately $1.2 million, or 14.6%, to $9.8 million from $8.6 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These non-freight revenues contributed 13.8% and 14.6% of operating revenues in the six months ended June 30, 1997 and 1996, respectively. New Railroad Properties accounted for $1.3 million of the increase. Non-freight revenues for Comparable Railroad Properties increased approximately $232,000, or 2.8%, primarily due to reinstatement of revenues inadvertently recorded as being subject to a revenue sharing arrangement. These increases were offset by approximately $275,000 representing a one-time consulting fee earned in connection with the Company's investment in Brazil in the prior year period.

      OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1997 increased $12.1 million, or 25.1%, to $60.3 million from $48.2 million in the prior year period. New Railroad Properties accounted for 91.3% of this increase. Operating expenses for Comparable Railroad Properties remained flat and corporate operating expenses increased $1.5 million, or 21.4%, offset by a decrease of $490,000 due to the Austin & Northwestern Railroad which ceased operations in May 1996. The Company's operating ratio (operating expenses divided by operating revenues) increased for the period to 84.2% compared to 82.0% in the prior year period, primarily as a result of expenses associated with the startup of recently acquired railroad properties. The Company's operating ratio for Comparable Railroad Properties decreased for the period to 74.8%, compared to 76.7% in the prior year period.

      The following table sets forth a comparison of the Company's operating expenses during the six month periods ended June 30, 1997 and 1996, in dollars and as a percentage of operating revenues:

                         OPERATING EXPENSES COMPARISON
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)

                                             1997                     1996
                                   -------------------------  --------------------
                                              % OF OPERATING           % OF OPERATING
                                    DOLLARS       REVENUE     DOLLARS      REVENUE
                                   --------       -------    ---------     -------
Labor and benefits............      $21,894         30.6%      $17,088       29.1%
Equipment rents...............        8,292         11.6        6,686        11.4
Depreciation and
  amortization................        6,088          8.5        4,727         8.0
Diesel fuel...................        6,072          8.5        4,679         8.0
Purchased services............        4,274          6.0        3,975         6.8
Casualties and insurance......        2,683          3.7        2,919         5.0
Materials.....................        2,683          3.7        2,110         3.6
Other.........................        8,277         11.6        5,985        10.2
                                   --------         ----    ---------        ----
     Total....................      $60,263        84.2%      $48,169        82.0%
                                    =======        ====       =======        ====

      Labor and benefits for the six months ended June 30, 1997 increased approximately $4.8 million, or 28.1%, to $21.9 million from $17.0 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 83.6% of this increase. Labor and benefits for Comparable Railroad Properties increased approximately $567,000, or 4.2%, reflecting increased profit sharing incentives to employees of Comparable Railroad Properties as a result of increased profitability of those railroads, increased overtime related to increased traffic volumes on certain railroads, and the maintenance of track and signal by employees rather than contract forces on certain railroads (see purchased services). The remainder of the increase is due to an increase in employment at the Company's corporate headquarters.

      Equipment rents for the six months ended June 30, 1997 increased by approximately $1.6 million, or 24.0%, to $8.3 million from $6.7 million in the prior year period. Equipment rents attributable to New Railroad Properties increased $1.6 million accounting for all of the increase.

      Depreciation and amortization for the six months ended June 30, 1997 increased by approximately $1.4 million, or 28.8%, to $6.1 million from $4.7 million in the prior year period. New Railroad Properties accounted for 52.8% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties, increased locomotive depreciation related to fleet expansion, and depreciation of new computer hardware and software.

      Diesel fuel expense for the six months ended June 30, 1997 increased by approximately $1.4 million, or 29.8%, to $6.1 million from $4.7 million in the prior year period. New Railroad Properties accounted for 85.9% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $255,000, or 5.4%, due to increased consumption related to increased carloadings offset by lower fuel prices during the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 34.0% of the Company's estimated annual fuel consumption.

      Purchased services for the six months ended June 30, 1997 increased approximately $299,000, or 7.5%, to $4.3 million from $4.0 million in the prior year period. Purchased services attributable to New Railroad Properties increased approximately $367,000. Purchased services for Comparable Railroad Properties decreased by approximately $160,000, or 4.9%, because certain railroads no longer use contract forces for track and signal maintenance. The remainder of the increase is primarily due to management of information technology services under an agreement with EDS.

      Casualties and insurance expense for the six months ended June 30, 1997 decreased by approximately $236,000, or 8.1%, to $2.7 million from $2.9 million in the prior year period. New Railroad Properties increased approximately $288,000. Casualties and insurance expense for Comparable Railroad Properties decreased by approximately $816,000, or 29.0%, due to fewer incidents and derailments in the current year period offset by an increase of approximately $293,000 in corporate self-insured and litigation liability.

      Materials expense for the six months ended June 30, 1997 increased by approximately $573,000, or 27.2%, to $2.7 million from $2.1 million in the prior year period. Materials costs associated with New Railroad Properties accounted for 66.0% of the increase. Materials expense for Comparable Railroad Properties increased approximately $271,000, or 15.6%, primarily as a result of increased car repair activity in the current year period.

      Other expenses for the six months ended June 30, 1997, including property and franchise taxes and joint facilities, increased $2.3 million, or 38.3%, to $8.3 million from $6.0 million in the prior year period. New Railroad Properties increased $2.5 million, reflecting the higher level of joint facilities expense for New Railroad Properties relative to Comparable Railroad Properties. Other expenses for Comparable Railroad Properties decreased by approximately $330,000, or 7.5%, due primarily to a decrease in joint facilities and property taxes.

      INTEREST EXPENSE. Interest expense for the six months ended June 30, 1997 increased by $2.0 million, or 64.6%, to $5.0 million from $3.0 million in the prior year period due primarily to borrowings totaling $42.0 million to fund the acquisition of New Railroad Properties and an additional $21.2 million to fund the Company's equity investments in Brazil.

      OTHER INCOME. Other income for the six months ended June 30, 1997 decreased by approximately $141,000, or 32.0%, to $299,000 from $440,000 in the prior year period due primarily to less gain on the sale of non-operating assets in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

      During the six months ended June 30, 1997, the Company generated cash from operations of $12.6 million and borrowed a net $3.0 million on its $10.0 million U.S. working capital facility ("U.S. Working Capital Facility") which was primarily used to fund $10.0 million of non-acquisition related capital expenditures and $5.4 million of capital expenditures on the DTI. Non-acquisition capital expenditures for the six months ended June 30, 1997 included $6.4 million for track improvement, $2.0 million for locomotives, $1.0 million for technology and $581,000 for vehicles and other. Capital expenditures for the DTI included $2.6 million for track improvement, $2.4 million for locomotives, $340,000 for railcars and $100,000 for technology and other.

      At June 30, 1997, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $122.6 million, which constituted 49.2% of its total capitalization. Comparable figures at December 31, 1996 were $98.7 million and 44.6%, respectively.

      The Company now anticipates that its maintenance capital expenditure requirements in 1997 for track, locomotives and equipment on properties it currently operates will be approximately $15.0 million. Additionally, computer hardware, software and related capital expenditures are expected to be approximately $4.5 million. The Company has also committed to invest, over a three year period, approximately $9.7 million to return the former DTI track to Federal Railroad Administration Class IV standard. At June 30, 1997, the Company has spent approximately $2.6 million. The remaining $7.1 million will be funded through cash flow or borrowings under the Company's $75.0 million U.S. Acquisition Facility ("U.S. Acquisition Facility"). Additionally, the Company expects to spend an additional $2.1 million in 1997 for locomotives and equipment at the DTI which will be funded through cash flow or borrowings under the Company's U.S. Acquisition Facility.

      At June 30, 1997, availability under the U.S. Acquisition Facility, the U.S. Working Capital Facility, the CDN $25.0 million Canadian acquisition agreement and the CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility") was, in U.S. dollars, $15.2 million, $7.0 million, approximately $17.3 million and approximately $2.9 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee.

      In July 1997, the Company completed a $50.0 million private placement of senior unsecured notes ("Notes") with two institutions. The proceeds were used to reduce outstanding bank debt under the Company's U.S. Acquisition Facility. The Notes bear interest at 7.44% with interest only due semiannually. The Notes mature in July 2012, and are retired through six annual mandatory prepayments beginning July 2007. As a result, at July 31, 1997, availability under the U.S. Acquisition Facility increased to $65.2 million, which may be subject to debt limitations.

      A Class I railroad, which interchanges traffic with one of the Company's railroads, filed a complaint against the Company in the United States District Court for the Western District of Missouri seeking recovery of certain switching and joint facility charges. In July 1997, the court ruled in favor of the plaintiff, and, as a result, the plaintiff is seeking recovery of approximately $700,000 in switching and joint facility charges, including interest. The Company is considering its options in response to the court's ruling, and at the same time, the Company is currently negotiating partial recovery with another Class I railroad on the basis that the Company was acting as an agent for this railroad pursuant to the Agreement of Purchase and Sale of the Property by this Class I railroad to the Company.

      Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments, or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and to certain ratios of leverage and cash flow to debt service. At June 30, 1997 the Company was in compliance with all covenants.

      The Company believes its cash flow from operations together with available amounts under the U.S. Working Capital Facility and Canadian Working Capital Facility (and the Company's U.S. Acquisition Facility for amounts under the DTI capital expenditure program) will allow it to meet its liquidity and capital expenditure requirements for railroads it currently operates.

INFLATION

      In recent years, inflation has not had a significant impact on the Company's operations. The Company's contracts with connecting carriers typically include clauses that adjust the Company's per car fees based on certain inflation indices.

SEASONALITY

      Except for revenues from the shipment of farm products, which represent less than 10.0% of revenues, the Company's operating revenues from existing operations have not historically been subject to significant seasonal changes.

ACCOUNTING MATTERS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 and when adopted will require restatement of prior years' earnings per share. Early adoption is not permitted. The Company believes the adoption of this statement will not have an impact on earnings per share reported by the Company.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes the adoption of this statement will not have a material effect on the financial condition or results of operations of the Company.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes the adoption of this statement will not have a material effect on the financial condition or results of operations of the Company.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(A) The Annual Meeting of Shareholders was held on May 21, 1997.

(B) In accordance with the bylaws of the Company, the following directors were elected to serve for a three year term expiring in 2000 and until their respective successors are elected and qualified:

      Henry M. Chidgey
      Heather J. Gradison
      Ferd. C. Meyer, Jr.

(C)(1) The directors named in (b) above were elected by the following votes:

      NOMINEE                    FOR        WITHHELD
      Henry M. Chidgey        8,024,247      31,633
      Heather J. Gradison     8,025,449      30,431
      Ferd. C. Meyer, Jr.     8,025,653      30,227

(C)(2) A majority of shares were voted to approve Arthur Andersen LLP as the Company's auditors for the 1997 fiscal year. The vote was 8,030,711 for, 17,336 against and 7,833 abstentions.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A).  EXHIBITS

   EXHIBIT
   NUMBER   DESCRIPTION OF DOCUMENT
   ------   -----------------------
    10.52   The Note Agreement, dated as of July 22, 1997, between the Company and the Purchasers named on Schedule I on Note Agreement.

    11.1    Statement Regarding Computation of Per Share Earnings.

    27.1    Financial Data Schedule.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                          RAILTEX, INC.

Date: August 13, 1997                     By: /s/ LAURA D. DAVIES
                                          Name:   LAURA D. DAVIES
                                          Title:  Vice President and Chief
                                                  Financial Officer

Date:  August 13, 1997                    By: /s/ CLEMENT J. WYDRA
                                          Name:   CLEMENT J. WYDRA
                                          Title:  Controller and Chief
                                                  Accounting Officer