Form 10-Q
period 1997-09-30
RAILTEX INC
filed 1997-11-13
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                 [X] Quarterly report pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934 for the
                             quarterly period ended
                               September 30, 1997

                                       or

              [ ] Transition report pursuant to section 13 or 15(d)
                 of the Securities Exchange Act of 1934 for the
              transition period from _____________ to _____________

                        Commission File Number 34-022552


                                  RAILTEX, INC.
   --------------------------------------------------------------------------
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

                           [X] YES            [ ] NO

Indicate the number of shares outstanding of the Registrant's Common Stock as of October 31, 1997: 9,160,924

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         RAILTEX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                           ----------------------------            ------------------------------
                                                              1997               1996                1997                  1996
                                                           ---------           --------            --------              --------
OPERATING REVENUES.................................        $ 37,970            $ 29,857            $109,510              $ 88,614

OPERATING EXPENSES:
     Transportation................................          13,486               9,695              39,679                28,033
     General and administrative....................           6,875               4,503              18,719                15,352
     Equipment.....................................           4,304               3,872              13,476                11,413
     Maintenance of way............................           3,692               3,678              10,658                10,392
     Depreciation and amortization.................           3,265               2,638               9,353                 7,365
                                                           --------             -------            --------               -------
           Total operating expenses................          31,622              24,386              91,885                72,555
                                                            -------             -------             -------               -------
OPERATING INCOME...................................           6,348               5,471              17,625                16,059

INTEREST EXPENSE...................................         (2,770)             (1,829)             (7,742)               (4,848)

OTHER INCOME.......................................           1,278                 248               1,577                   688
                                                         ----------           ---------          ----------             ---------
INCOME BEFORE INCOME TAXES.........................           4,856               3,890              11,460                11,899

INCOME TAXES.......................................         (2,026)             (1,582)             (4,637)               (4,786)
                                                          --------           ---------            --------             ---------
NET INCOME.........................................        $  2,830            $  2,308            $  6,823              $  7,113
                                                           ========            ========            ========              ========
NET INCOME PER SHARE...............................        $   0.31           $    0.25           $    0.74             $    0.77
                                                           ========           =========           =========             =========
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
  STOCK AND COMMON STOCK EQUIVALENTS
  OUTSTANDING .....................................           9,228               9,231               9,224                 9,230

        The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                     ASSETS                                                              1997              1996
                                     ------                                                           -----------        ---------
                                                                                                      (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents ................................................................         $   1,031          $   2,108
    Accounts receivable, less doubtful receivables of $835; $612 in 1996 .....................            29,239             26,834
    Prepaid expenses and other current assets ................................................             4,379              3,609
                                                                                                       ---------          ---------
       Total current assets ..................................................................            34,649             32,551
                                                                                                       ---------          ---------
PROPERTY AND EQUIPMENT, less accumulated depreciation of
    $38,046; $29,741 in 1996
                                                                                                         248,710            209,420
                                                                                                       ---------          ---------
OTHER ASSETS:
    Investments in Brazilian railroad companies, at cost .....................................            19,984             21,380
    Other ....................................................................................             6,152              6,119
                                                                                                       ---------          ---------
       Total other assets ....................................................................            26,136             27,499
                                                                                                       ---------          ---------
       Total assets ..........................................................................         $ 309,495          $ 269,470
                                                                                                       =========          =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term notes payable, net ............................................................         $     522          $     352
    Current portion of long-term debt ........................................................             9,648              6,361
    Accounts payable .........................................................................            14,865             14,624
    Accrued liabilities ......................................................................            15,238             11,445
                                                                                                       ---------          ---------
       Total current liabilities .............................................................            40,273             32,782
                                                                                                       ---------          ---------
DEFERRED INCOME TAXES ........................................................................            19,342             17,703
                                                                                                       ---------          ---------
LONG-TERM DEBT ...............................................................................            10,496             36,391
                                                                                                       ---------          ---------
SENIOR NOTES PAYABLE .........................................................................           100,842             50,952
                                                                                                       ---------          ---------
SENIOR SUBORDINATED NOTES PAYABLE ............................................................             5,000              5,000
                                                                                                       ---------          ---------
OTHER LIABILITIES ............................................................................             3,899              3,939
                                                                                                       ---------          ---------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
    Preferred stock; $1.00 par value; 10 million shares authorized;
      no shares issued or outstanding ........................................................              --                 --
    Common stock; $.10 par value; 30 million shares authorized; issued and
      outstanding 9,160,924; 9,110,606 in 1996 ...............................................               916                912
    Paid-in capital ..........................................................................            83,799             83,629
    Retained earnings ........................................................................            45,102             38,277
    Cumulative translation adjustment ........................................................              (174)              (115)
                                                                                                       ---------          ---------
        Total shareholders' equity ...........................................................           129,643            122,703
                                                                                                       ---------          ---------
        Total liabilities and shareholders' equity ...........................................         $ 309,495          $ 269,470
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

                         RAILTEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           FOR THE NINE MONTHS
                                                                                                            ENDED SEPTEMBER 30,
                                                                                                      -----------------------------
                                                                                                        1997                 1996
                                                                                                      --------             --------
OPERATING ACTIVITIES:
  Net income .............................................................................            $  6,823             $  7,113
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization .......................................................               9,353                7,365
     Deferred income taxes ...............................................................               1,654                2,085
     Amortization of deferred financing costs ............................................                 280                  264
     Provision for losses on accounts receivable .........................................                 229                  479
     Gain on sale of assets ..............................................................              (1,508)                (520)
     Changes in working capital:
       Accounts receivable ...............................................................              (2,634)              (1,325)
       Prepaid expenses ..................................................................                (770)                (621)
       Accounts payable and accrued liabilities ..........................................               4,035                3,662
                                                                                                      --------             --------
     Net cash provided by operating activities ...........................................              17,462               18,502
                                                                                                      --------             --------
INVESTING ACTIVITIES:
  Purchase of investments in Brazilian railroad companies ................................              (1,362)             (16,051)
  Sale of preferred shares of Brazilian railroad companies ...............................               2,758                 --
  Purchase of Detroit, Toledo and Ironton, including related costs .......................             (25,841)                --
  Purchase of Indiana & Ohio Rail Corp., net of cash acquired ............................                --                 (8,989)
  Purchase of property and equipment .....................................................             (22,464)             (17,563)
  Proceeds from sale of property and equipment ...........................................               1,685                  580
  Increase in other long-term assets .....................................................                (453)              (1,792)
                                                                                                      --------             --------
    Net cash used in investing activities ................................................             (45,677)             (43,815)
                                                                                                      --------             --------
FINANCING ACTIVITIES:
  Increase (decrease) in short-term notes, net ...........................................                 169                 (665)
  Issuance of common stock ...............................................................                 173                 --
  Proceeds from senior notes .............................................................              50,000                 --
  Proceeds from long-term debt ...........................................................              23,500               30,946
  Principal payments on long-term debt ...................................................             (52,688)              (3,500)
  Net increase in working capital facility ...............................................               6,250                 --
  Deferred financing costs ...............................................................                (309)                (268)
                                                                                                      --------             --------
    Net cash provided by financing activities ............................................              27,095               26,513
                                                                                                      --------             --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................................                  43                   17
                                                                                                      --------             --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................................              (1,077)               1,217

CASH AND CASH EQUIVALENTS, beginning of period ...........................................               2,108                2,130
                                                                                                      --------             --------
CASH AND CASH EQUIVALENTS, end of period .................................................            $  1,031             $  3,347
                                                                                                      ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest ............................................................................            $  7,973             $  4,854
     Income taxes ........................................................................               2,128                1,751
  Non-cash investing and financing activities:
     Capital leases ......................................................................                 345                  104
     Grants ..............................................................................                  18                  771

        The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

2.  RECENTLY ISSUED PRONOUNCEMENTS:

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 and when adopted will require restatement of prior years' earnings per share. Early adoption is not permitted. At September 30, 1997 and 1996, basic and diluted earnings per share as calculated under FAS 128, would have been the same as earnings per share reported by the Company.

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

3.   LONG-TERM DEBT:

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

4.   DERIVATIVE ACCOUNTING POLICIES:

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

         At September 30, 1997, the Company had the following amortized interest rate swap agreement in effect which was used to effectively fix future rates of floating rate obligations:

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

         A Class I railroad filed a complaint against one of the Company's railroads in the United States District Court for the Western District of Missouri seeking recovery of certain switching and joint facility charges. In July 1997, the court ruled in favor of the plaintiff, and, as a result, the Company paid the plaintiff approximately $635,000 in switching and joint facility charges, including interest. The Company is currently negotiating partial recovery with another Class I railroad on the basis that the Company was acting as an agent for this railroad pursuant to the agreement under which the property was transferred to the Company by this Class I railroad. In the second quarter of 1997, the Company recorded a liability for the amount the plaintiff was seeking and a receivable for the amount expected to be collected from the prior owner.

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

         In connection with purchase of the assets of the former Detroit, Toledo and Ironton ("DTI") on February 15, 1997, the Company has committed to invest, over a three year period, approximately $9.7 million to return the DTI track to Federal Railroad Administration Class IV standard. At September 30, 1997, the Company has spent approximately $4.9 million.

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

         This Form 10-Q contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

GENERAL

         The Company's growth to date has resulted from the implementation of its two point strategy: to continually market and grow revenues and enhance profitability on properties it currently operates and to acquire new railroad properties.

         The Company has historically added railroad properties to its portfolio primarily through the purchase of track and roadbed, lease of such assets, contracts to operate such assets under management agreements and purchase of railroad company common stock. These arrangements typically relate only to the physical assets of the railroad property, and, except for the purchase of the Indiana & Ohio Rail Corp. ("INOH"), the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

RECENT DEVELOPMENTS

         The Company has felt the effects of the congestion the Union Pacific Corporation ("UP") is experiencing, primarily through car supply issues. As a result, the Company expects fourth quarter net income to be affected by approximately $200,000.

         As a result of the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from the New England Central Railroad, Inc. ("NECR") and the Indiana Southern Railroad, Inc. ("ISRR"), wholly owned subsidiaries of RailTex, Inc. Filings made by CSX and NS with the Surface Transportation Board ("STB") indicated that approximately $1.6 million will be diverted from the NECR. NECR estimates as much as $8.0 million and the ISRR estimates $1.5 million could be diverted on an annual basis. In addition, the Indiana and Ohio Rail Corp. ("INOH"), a wholly owned subsidiary of RailTex, Inc., believes the division of rail lines between CSX and NS will cause operating inefficiencies. As a result, NECR, ISRR and INOH have filed requests with the STB for limited trackage rights to remedy the potential loss of revenue and rectify operating inefficiencies. The Company is unable to predict the final outcome of these filings at this time.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

         For the three months ended September 30, 1997, compared to the three months ended September 30, 1996, New Railroad Properties include the Connecticut Southern ("CSOR"), the Ontario L'Orignal ("OLOR"), the Pittsburgh Industrial ("PIRR") and the Detroit, Toledo and Ironton ("DTI").

         The Company's net income for the three months ended September 30, 1997, increased approximately $522,000, or 22.6%, to $2.8 million from $2.3 million in the prior year period, and net income per share increased 24.0% to $0.31 per share from $0.25 per share in the prior year period.

         OPERATING REVENUES. Operating revenues for the three months ended September 30, 1997 increased by $8.1 million, or 27.2%, to $38.0 million from $29.9 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 67.9% of this increase. Operating revenues for Comparable Railroad Properties increased $2.7 million, or 9.1%. Carloads transported increased by 34,898 carloads, or 39.1%, to 124,120 carloads from 89,222 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 78.5% of this increase. Carloads attributable to Comparable Railroad Properties increased by 7,495, or 8.4%, from the prior year period.

         Freight revenues for the three months ended September 30, 1997 increased $7.2 million, or 28.6%, to $32.5 million from $25.3 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended September 30, 1997 and 1996.

           FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                                 AVERAGE FREIGHT
                                                                                                                   REVENUES PER
                                            FREIGHT REVENUES                             CARLOADS                   CARLOAD(1)
                                 -------------------------------------     ------------------------------------    ------------
                                        (DOLLARS IN THOUSANDS)
                                       1997                1996                 1997                1996           1997    1996
                                 -----------------   -----------------     ---------------     ----------------    ----    ----
                                             % OF                % OF                % OF                 % OF
COMMODITY GROUP                  DOLLARS     TOTAL   DOLLARS     TOTAL     NUMBER    TOTAL     NUMBER     TOTAL
---------------                  -------     -----   -------     -----     ------    -----     ------     -----
Lumber and forest products....   $ 6,352     19.5%   $ 5,273     20.9%     16,811     13.5%    14,422      16.2%   $378    $366
Coal..........................     5,367     16.5      4,007     15.9      28,226     22.7     21,964      24.6     190     182
Chemicals.....................     3,817     11.7      2,698     10.7      11,731      9.5      7,620       8.5     325     354
Scrap paper & paper products..     2,974      9.2      2,470      9.8       8,297      6.7      6,181       6.9     358     400
Scrap metal & metal products..     2,645      8.1      1,433      5.7      10,076      8.1      5,090       5.7     262     282
Farm products.................     2,197      6.8      2,051      8.1       8,005      6.4      7,467       8.4     274     275
Non-metallic ores.............     1,629      5.0      1,715      6.8       9,052      7.3      9,529      10.7     180     180
Food products.................     1,449      4.5      1,577      6.2       5,665      4.6      5,534       6.2     256     285
Minerals & stone..............     1,349      4.2      1,593      6.3       3,891      3.1      3,885       4.4     347     410
Autos and auto parts..........     1,320      4.1        177      0.7       7,481      6.0        276       0.3     176     642
Petroleum products............     1,220      3.8      1,216      4.8       3,546      2.9      2,982       3.3     344     408
Other.........................     2,178      6.6      1,066      4.1      11,339      9.2      4,272       4.8     192     249
                                 -------    -----    -------    -----     -------    -----     ------     -----
     Total....................   $32,497    100.0%   $25,276    100.0%    124,120    100.0%    89,222     100.0%   $262    $283
                                 =======    =====    =======    =====     =======    =====     ======     =====

------------------
(1) Calculated as freight revenues divided by carloads.

         Approximately $5.0 million, or 69.5%, of the increase in freight revenues for the three months ended September 30, 1997, is attributable to New Railroad Properties. These properties added 27,403 carloads consisting primarily of auto and auto parts (7,222), scrap metal and metal products (3,883), chemicals (3,081), scrap paper and paper products (2,462), lumber and forest products (1,207) and other (7,079). Freight revenues for Comparable Railroad Properties increased approximately $2.2 million, or 8.7%, while carloadings for Comparable Railroad Properties increased by 7,495, or 8.4%, consisting primarily of coal, due to a new customer at one of the Company's properties.

         Non-freight revenues for the three months ended September 30, 1997 increased approximately $892,000, or 19.5%, to $5.5 million from $4.6 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties, and lease income. These non-freight revenues contributed 14.4% and 15.3% of operating revenues in the three months ended September 30, 1997 and 1996, respectively. New Railroad Properties contributed approximately 55.2% of the increase. Non-freight revenues for Comparable Railroad Properties increased approximately $508,000, or 11.1%, primarily as a result of increased car repair income.

         OPERATING EXPENSES. Operating expenses for the three months ended September 30, 1997 increased $7.2 million, or 29.7%, to $31.6 million from $24.4 million in the prior year period. New Railroad Properties accounted for 65.8% of the increase. Operating expenses for Comparable Railroad Properties increased $665,000, or 3.2% and corporate operating expenses increased $1.9 million, or 56.7% primarily due to an increase in labor and benefits and casualties and insurance. The Company's operating ratio (operating expenses divided by operating revenues) increased for the period to 83.3%, compared to 81.7% in the prior year period, primarily as a result of expenses associated with the start-up of recently acquired railroad properties. The Company's operating ratio for Comparable Railroad Properties improved to 74.0%, compared to 76.5% in the prior year period.

         The following table sets forth a comparison of the Company's operating expenses during the three month periods ended September 30, 1997 and 1996, in dollars and as a percentage of operating revenues:

                          OPERATING EXPENSES COMPARISON
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                  1997                                  1996
                                                        --------------------------           ---------------------------
                                                                       % OF OPERATING                        % OF OPERATING
                                                        DOLLARS            REVENUE           DOLLARS             REVENUE
                                                        -------            -------           -------             -------
Labor and benefits..........................            $12,033              31.7%           $ 8,701               29.1%
Equipment rents.............................              3,815              10.0              3,364               11.3
Depreciation and amortization                             3,265               8.6              2,638                8.8
Diesel fuel.................................              2,299               6.1              1,910                6.4
Purchased services..........................              2,258               5.9              2,006                6.7
Casualties and insurance....................              1,808               4.8              1,931                6.5
Materials...................................              1,495               3.9              1,077                3.6
Joint Facilities............................              1,330               3.5                631                2.1
Other.......................................              3,319               8.7              2,128                7.1
                                                        -------              ----            -------               ----
     Total..................................            $31,622              83.3%           $24,386               81.7%
                                                        =======              ====            =======               ====

         Labor and benefits for the three months ended September 30, 1997 increased approximately $3.3 million, or 38.3%, to $12.0 million from $8.7 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 51.1% of this increase. Labor and benefits for Comparable Railroad Properties increased $1.0 million, or 14.3%, reflecting increased profit sharing incentives to employees of Comparable Railroad Properties as a result of increased profitability of those railroads, increased overtime related to increased traffic volumes on certain railroads, and the maintenance of track and signal by employees rather than contract forces on certain railroads. The remainder of the increase is due to an increase in employment at the Company's corporate headquarters.

         Equipment rents for the three months ended September 30, 1997 increased by approximately $451,000, or 13.4%, to $3.8 million from $3.4 million in the prior year period. The increase in equipment rents attributable to New Railroad Properties of approximately $776,000 was offset by a decrease of $409,000 or 12.0%, for Comparable Railroad Properties .

         Depreciation and amortization for the three months ended September 30, 1997 increased by approximately $627,000, or 23.8%, to $3.3 million from $2.6 million in the prior year period. New Railroad Properties accounted for 48.6% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties, increased locomotive depreciation related to fleet expansion, and depreciation of new computer hardware and software.

         Diesel fuel expense for the three months ended September 30, 1997 increased by approximately $389,000, or 20.4%, to $2.3 million from $1.9 million in the prior year period. New Railroad Properties accounted for 52.7% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $156,000, or 8.1%, due to increased consumption related to increased carloadings offset by lower fuel prices during the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into fuel hedging collars for approximately 34.0% of the Company's estimated annual fuel consumption.

         Purchased services for the three months ended September 30, 1997 increased approximately $252,000, or 12.6%, to $2.3 million from $2.0 million in the prior year period. Purchased services attributable to New

Railroad Properties accounted for 69.0% of the increase. Purchased services for Comparable Railroad Properties increased $48,000 or 3.3%, primarily a result of increased contract labor for repair and maintenance and increased car repair activity. Corporate purchased services expenses increased $103,000, or 22.1%, due to an increase in locomotive repairs and professional fees.

         Casualties and insurance expense for the three months ended September 30, 1997 decreased by approximately $123,000, or 6.4%, to $1.8 million from $1.9 million in the prior year period. Casualties and insurance expense for New Railroad Properties increased $157,000. Casualties and insurance expense for Comparable Railroad Properties decreased by $824,000, or 42.4%, due to a decrease in derailments. Expenses related to self-insurance and litigation reserves increased.

         Materials expense for the three months ended September 30, 1997 increased by approximately $418,000, or 38.8%, to $1.5 million from $1.1 million in the prior year period. New Railroad Properties accounted for 28.2% of the increase. Materials expense for Comparable Railroad Properties increased approximately $236,000, or 24.9%, primarily as a result of increased car repair activity. The remainder of the increase is due to increased locomotive repair materials.

         Joint facilities expense for the three months ended September 30, 1997 increased by approximately $699,000, or 111% to $1.3 million from $631,000 in the prior year period. Joint facilities expense increased approximately $748,000 reflecting the higher level of joint facilities expense for New Railroad Properties relative to Comparable Railroad Properties. Joint facilities expense for Comparable Railroad Properties decreased approximately $48,000, or 7.8%, due primarily to a decrease in haulage fees.

         Other expenses for the three months ended September 30, 1997, including property and franchise taxes, increased approximately $ 1.2 million, or 56.0%, to $ 3.3 million from $2.1 million in the prior year period. New Railroad Properties accounted for 70.1% of this increase. Other expense for Comparable Railroad Properties increased $ 382,000, or 28.7%, primarily due to an increase in property taxes and travel. Corporate expenses represent the remainder of the increase primarily due to an increase in travel expenses.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 1997 increased by approximately $941,000, or 51.4%, to $2.8 million from $1.8 million in the prior year period due primarily to borrowings totaling $29.3 million to fund the acquisition of New Railroad Properties and an additional $13.0 million to fund the Company's investments in Brazil.

         OTHER INCOME. Other income for the three months ended September 30, 1997 increased by approximately $1.0 million to $1.3 million from $248,000 in the prior year period due primarily to an increase in gain on the sale of non-operating assets.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

         For the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 New Railroad Properties include the INOH, the CSOR, the OLOR, the PIRR and the DTI.

         The Company's net income for the nine months ended September 30, 1997 decreased by approximately $290,000, or 4.1%, to $6.8 million from $7.1 million in the prior year period and net income per share decreased 3.9% to $0.74 per share from $0.77 per share in the prior year period. The decrease in net income and net income per share is primarily the result of interest expense on $63.2 million of debt incurred to finance New Railroad Properties and the Company's investments in Brazilian railroad companies and expenses associated with the start-up of railroad properties acquired in 1997.

         OPERATING REVENUES. Operating revenues for the nine months ended September 30, 1997 increased by $20.9 million, or 23.6%, to $109.5 million from $88.6 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 81.1% of this increase. Operating revenues for Comparable Railroad Properties increased $4.7 million, or 5.6%. Carloads transported increased by 90,704 carloads, or 34.2%, to 356,060 carloads from 265,356 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 87.7% of this increase. Carloads attributable to Comparable Railroad Properties increased by 12,337, or 4.8%, from the prior year period.

         Freight revenues for the nine months ended September 30, 1997 increased $18.7 million, or 24.9%, to $94.2 million from $75.4 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the nine months ended September 30, 1997 and 1996.

           FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                                 AVERAGE FREIGHT
                                                                                                                   REVENUES PER
                                            FREIGHT REVENUES                             CARLOADS                   CARLOAD(1)
                                 -------------------------------------     ------------------------------------    ------------
                                        (DOLLARS IN THOUSANDS)
                                       1997                1996                 1997                1996           1997    1996
                                 -----------------   -----------------     ---------------     ----------------    ----    ----
                                             % OF                % OF                % OF                 % OF
COMMODITY GROUP                  DOLLARS     TOTAL   DOLLARS     TOTAL     NUMBER    TOTAL     NUMBER     TOTAL
---------------                  -------     -----   -------     -----     ------    -----     ------     -----
Lumber and forest products.....  $18,183     19.3%   $16,069     21.3%     48,330     13.6%    42,311     15.9%    $376    $380
Coal...........................   13,438     14.3     12,157     16.1      71,463     20.1     64,186     24.2      188     189
Chemicals......................   11,300     12.0      8,098     10.7      35,240      9.9     23,695      8.9      321     342
Scrap paper & paper products...    9,128      9.7      6,996      9.3      25,318      7.1     17,108      6.4      361     409
Farm products..................    7,492      8.0      6,223      8.2      29,264      8.2     24,477      9.2      256     254
Scrap metal & metal products...    7,338      7.8      5,548      7.4      27,155      7.6     17,149      6.5      270     324
Food products..................    4,803      5.1      4,239      5.6      18,241      5.1     15,585      5.9      263     272
Non-metallic ores..............    4,767      5.1      5,412      7.2      26,587      7.5     28,734     10.8      179     188
Minerals & stone                   4,023      4.3      3,744      5.0      11,880      3.3     10,565      4.0      339     354
Petroleum products.............    3,896      4.1      3,435      4.6      10,383      2.9      8,446      3.2      375     407
Autos and auto parts...........    3,664      3.9        356      0.5      20,153      5.7        555      0.2      182     642
Other..........................    6,157      6.4      3,164      4.1      32,046      9.0     12,545      4.8      192     252
                                 -------    -----    -------    -----     -------    -----    -------    -----
     Total.....................  $94,189    100.0%   $75,441    100.0%    356,060    100.0%   265,356    100.0%    $265    $284
                                 =======    =====    =======    =====     =======    =====    =======    =====

------------------
(1) Calculated as freight revenues divided by carloads.

         Approximately $15.2 million, or 81.2%, of the $18.7 million increase in freight revenues for the nine months ended September 30, 1997, is attributable to New Railroad Properties. These properties added approximately 79,523 carloads consisting primarily of autos and auto parts (19,721), scrap metal and metal products (10,613), chemicals (9,262), scrap paper and paper products (6,406), farm products (3,653), lumber and forest products (3,313). Freight revenues for Comparable Railroad Properties increased $3.9 million, or 5.3%, while carloadings for Comparable Railroad Properties increased by 12,337, or 4.8%, consisting primarily of increases in coal (7,192), lumber and forest products (2,869), chemicals (2,357), and scrap paper and paper products (2,057) due primarily to one new customer and increased business with existing customers offset by a decrease in non-metallic ores (2,492) due to fewer salt moves as a result of the weather and a decrease in activity from existing customers.

         Non-freight revenues for the nine months ended September 30, 1997 increased approximately $2.1 million, or 16.3%, to $15.3 million from $13.2 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 14.0% and 14.9% of operating revenues in the nine months ended September 30, 1997 and 1996, respectively. New Railroad Properties accounted for 79.9% of the increase. Non-freight revenues for Comparable Railroad Properties increased approximately $847,000, or 7.0%, primarily due to an increase in car repair activity offset by approximately $275,000, representing a one-time consulting fee earned in the prior year period, but with no corresponding amount earned in the current year period.

         OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1997 increased $19.3 million, or 26.6%, to $91.9 million from $72.6 million in the prior year period. New Railroad Properties accounted for 84.2% of this increase. Operating expenses for Comparable Railroad Properties increased, $104,000, or 0.2%, and corporate operating expenses increased $3.6 million, or 35.4%, offset by a decrease of $571,000 due to the Austin & Northwestern Railroad which ceased operations in May 1996. The Company's operating ratio (operating expenses divided by operating revenues) increased for the period to 83.9% compared to 81.9% in the prior year period, primarily as a result of expenses associated with the startup of recently acquired railroad properties. The Company's operating ratio for Comparable Railroad Properties improved for the period to 74.2%, compared to 76.5% in the prior year period.

         The following table sets forth a comparison of the Company's operating expenses during the nine month periods ended September 30, 1997 and 1996, in dollars and as a percentage of operating revenues:

                                           OPERATING EXPENSES COMPARISON
                                   NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                              (DOLLARS IN THOUSANDS)

                                                      1997                                   1996
                                            --------------------------           ----------------------------
                                                            % OF OPERATING                        % OF OPERATING
                                            DOLLARS            REVENUE           DOLLARS              REVENUE
                                            -------            -------           -------              -------
Labor and benefits...............           $33,927              31.0%           $25,789               29.1%
Equipment rents..................            12,107              11.1             10,050               11.3
Depreciation and amortization                 9,353               8.5              7,364                8.3
Diesel fuel......................             8,372               7.6              6,589                7.4
Purchased services...............             6,532               6.0              5,982                6.8
Casualties and insurance.........             4,491               4.1              4,850                5.5
Materials........................             4,177               3.8              3,187                3.6
Joint facilities.................             3,515               3.2              1,583                1.8
Other............................             9,411               8.6              7,161                8.1
                                            -------              ----            -------               ----
     Total.......................           $91,885              83.9%           $72,555               81.9%
                                            =======              ====            =======               ====

         Labor and benefits for the nine months ended September 30, 1997 increased approximately $8.1 million, or 31.6%, to $33.9 million from $25.8 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 69.1% of this increase. Labor and benefits for Comparable Railroad Properties increased approximately $1.7 million, or 8.4%, reflecting increased profit sharing incentives to employees of Comparable Railroad Properties as a result of increased profitability of those railroads, increased overtime related to increased traffic volumes on certain railroads, and the maintenance of track and signal by employees rather than contract forces on certain railroads. The remainder of the increase is due to an increase in employment at the Company's corporate headquarters.

         Equipment rents for the nine months ended September 30, 1997 increased by approximately $2.0 million, or 20.5%, to $12.1 million from $10.0 million in the prior year period. Equipment rents attributable to New Railroad Properties increased $2.8 million. Equipment rents for Comparable Railroad Properties decreased $1.0 million, or 10.2%, due primarily to decreased car hire expense.

         Depreciation and amortization for the nine months ended September 30, 1997 increased by approximately $2.0 million, or 27.0%, to $9.4 million from $7.4 million in the prior year period. New Railroad Properties accounted for 52.0% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties, increased locomotive depreciation related to fleet expansion, and depreciation of new computer hardware and software.

         Diesel fuel expense for the nine months ended September 30, 1997 increased by approximately $1.8 million, or 27.1%, to $8.4 million from $6.6 million in the prior year period. New Railroad Properties accounted for 80.0% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $422,000, or 6.5%, due to increased consumption related to increased carloadings and higher fuel prices during the current year period. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into fuel hedging collars for approximately 34.0% of the Company's estimated annual fuel consumption.

         Purchased services for the nine months ended September 30, 1997 increased approximately $550,000, or 9.2%, to $6.5 million from $6.0 million in the prior year period. Purchased services attributable to New Railroad Properties increased approximately $526,000 which accounts for substantially all of this increase.

         Casualties and insurance expense for the nine months ended September 30, 1997 decreased by approximately $359,000, or 7.4%, to $4.5 million from $4.9 million in the prior year period. New Railroad Properties increased approximately $508,000 while casualties and insurance expense for Comparable Railroad Properties decreased by approximately $1.7 million, or 29.0%, due to fewer incidents and derailments in the current year period. Additionally, casualties and insurance expense increased approximately $842,000 in corporate self-insured and litigation liability reserves.

         Materials expense for the nine months ended September 30, 1997 increased by approximately $990,000, or 31.1%, to $4.2 million from $3.2 million in the prior year period. Materials costs associated with New Railroad Properties accounted for 48.0% of the increase. Materials expense for Comparable Railroad Properties increased approximately $335,000, or 11.9%, primarily as a result of increased car repair activity in the current year period. The remainder of the increase is due to an increase in locomotive repair materials.

         Joint facilities expense for the nine months ended September 30, 1997 increased by approximately $1.9 million, or 122%, to $3.5 million from $1.6 million in the prior year period. Joint facilities expense increased approximately $2.1 million reflecting the higher level of joint facilities expense for New Railroad Properties relative to Comparable Railroad Properties. Joint facilities expense for Comparable Railroad Properties decreased approximately $169,000, or 11.8%, due primarily to a decrease in switching charges and haulage fees.

         Other expenses for the nine months ended September 30, 1997, including property and franchise taxes, increased $ 2.2 million, or 31.4%, to $ 9.4 million from $ 7.2 million in the prior year period. New Railroad Properties account for 75.0% of the increase. Other expenses for Comparable Railroad Properties increased $229,000, or 4.9%, primarily due to an increase in property taxes and travel.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1997 increased by $2.9 million, or 59.7%, to $7.7 million from $4.8 million in the prior year period due primarily to borrowings totaling $42.0 million to fund the acquisition of New Railroad Properties and an additional $21.2 million to fund the Company's equity investments in Brazil.

         OTHER INCOME. Other income for the nine months ended September 30, 1997 increased by approximately $889,000, to $1.6 million from $688,000 in the prior year period due primarily to an increase in gain on the sale of non-operating assets in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

         During the nine months ended September 30, 1997, the Company generated cash from operations of $17.5 million, borrowed a net $6.3 million on its $10.0 million U.S. working capital facility ("U.S. Working Capital Facility") and received $1.7 million from the sales of non-operating assets which was primarily used to fund $16.4 million of non-acquisition related capital expenditures and $8.7 million of track and locomotive capital expenditures on the DTI. Non-acquisition capital expenditures for the nine months ended September 30, 1997 included $9.7 million for track improvement, $3.9 million for locomotives, $1.5 million for technology and $1.3 million for vehicles and other. Capital expenditures for the DTI included $4.9 million for track improvement, $3.3 million for locomotives, $370,000 for railcars and $100,000 for technology and other.

         At September 30, 1997, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $126.0 million, which constituted 49.3% of its total capitalization. Comparable figures at December 31, 1996 were $98.7 million and 44.6%, respectively.

         The Company currently anticipates that its maintenance capital expenditure requirements in 1997 for track, locomotives and equipment on properties it currently operates will be approximately $15.5 million. Additionally, computer hardware, software and related capital expenditures are expected to be approximately $4.5 million. The Company has also committed to invest, over a three year period, approximately $9.7 million to return the DTI track to Federal Railroad Administration Class IV standard. At September 30, 1997, the Company has spent approximately $4.9 million. The remaining $4.8 million will be funded through cash flow from operations or borrowings under the Company's $75.0 million U.S. Acquisition Facility ("U.S. Acquisition Facility"). Additionally, the Company expects to spend an additional $400,000 in 1997 for locomotives and equipment at the DTI which will be funded through cash flow from operations or borrowings under the Company's U.S. Acquisition Facility.

         At September 30, 1997, availability under the U.S. Acquisition Facility, the U.S. Working Capital Facility, the CDN $25.0 million Canadian acquisition agreement and the CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility") was, in U.S. dollars, $64.1 million, $3.8 million, approximately $17.3 million and approximately $3.6 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee.

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

         A Class I railroad filed a complaint against one of the Company's railroads in the United States District Court for the Western District of Missouri seeking recovery of certain switching and joint facility charges. In July 1997, the court ruled in favor of the plaintiff, and, as a result, the Company paid the plaintiff approximately $635,000 in switching and joint facility charges, including interest. The Company is currently negotiating partial recovery with another Class I railroad on the basis that the Company was acting as an agent for this railroad pursuant to the agreement under which the property was transferred to the Company by this Class I railroad. In the second quarter of 1997, the capital company recorded a liability for the amount the plaintiff was seeking and a receivable for the amount expected to be collected from the prior owner.

         As a result of the devaluation of certain currencies in Southeast Asia and the resulting increase in volatility in financial markets, the Brazilian Real has experienced increased volatility recently. The result of the volatility could be a significant devaluation of the Real. The government of Brazil may act by implementing measures, including but not limited to, using U. S. dollar reserves to support the valuation of the Real. The Company cannot predict the effects of the volatility of the financial markets upon the Real and what, if any, steps the Brazilian government may take to protect the current valuation. Therefore, the Company cannot predict the effect upon the Company's investments in Brazil.

         Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments, or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At September 30, 1997, the Company was in compliance with all covenants.

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

ACCOUNTING MATTERS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly-held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997 and when adopted will require restatement of prior years' earnings per share. Early adoption is not permitted. The Company believes the adoption of this statement would have been the same as earnings per share reported by the Company.

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

         In April 1997, the Accounting Standards Executive Committee ("AcSEC") issued a proposed Statement of Position ("SOP"), "Reporting on the Costs of Start-up Activities." The proposed SOP would require all start-up activities, as defined, to be expensed as incurred. The Company currently capitalizes start-up activities associated with the acquisition of new railroad properties and amortizes these costs over five years. If the proposed SOP is approved in the fourth quarter of 1997, it is expected to be effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application would be encouraged, initial application would be reported as a cumulative effect of a change in accounting principle, and restatement of previously issued financial statements would not be permitted. The Company may decide to apply the SOP in the fourth quarter of 1997 by reporting a cumulative effect of a change in accounting principle in the amount of approximately $1.8 million, net of tax. Consequently, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties prospectively if the proposed SOP is approved.

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

                                       RAILTEX, INC.


Date: November 13, 1997                By: /s/ LAURA D. DAVIES
                                       Name:   LAURA D. DAVIES
                                       Title:  Vice President and
                                               Chief Financial Officer


Date:  November 13, 1997               By: /s/ CLEMENT J. WYDRA
                                       Name:   CLEMENT J. WYDRA
                                       Title:  Controller and
                                               Chief Accounting Officer