Form 10-K
period 1997-12-31
RAILTEX INC
filed 1998-03-31
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                      Act of 1934 for the fiscal year ended
                                DECEMBER 31, 1997

                                       or

[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the transition period from
                 _____________________ to _____________________

                        Commission File Number 34-022552

                                  RAILTEX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                      74-1948121
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)

               4040 Broadway, Suite 200
                  SAN ANTONIO, TEXAS                                  78209
        (Address of principal executive offices)                     Zip Code)

        Registrant's telephone number,
             including area code:                               (210) 841-7600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on the closing sales price on March 20, 1998 as reported by the Nasdaq National Market) of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $137.8 million. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the Registrant or such directors or executive officers that such directors and executive officers are "affiliates" of the Registrant, as that term is defined under the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of the Registrant's Common Stock as of March 20, 1998: 9,186,199

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for its annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part
III. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

ITEM                                                                     PAGE
----                                                                     ----
   1.  Business..................................................           3
   2.  Properties................................................          14
   3.  Legal Proceedings.........................................          20
   4.  Submission of Matters to a Vote of Security Holders.......          20


                                     PART II

   5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters......................................        23

   6.  Selected Consolidated Financial and Operating Data..........        24
   7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................       25
   8.  Financial Statements.........................................       36
   9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.................................       61




                                    PART III

  10.  Executive Officers of the Registrant..........................     62
  11.  Executive Compensation.........................................    62
  12.  Security Ownership of Certain Beneficial Owners and Management.    62
  13.  Certain Relationships and Related Transactions ................    62

                                     PART IV


  14.  Exhibits and Reports on Form 8-K...............................    63

    This Form 10-K contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to RailTex, Inc. and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

    RailTex, Inc. ("RailTex" or the "Company") is the leading operator of short line freight railroads in North America, based on total track miles and the number of railroads operated. References to RailTex or the Company mean RailTex, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. The Company, through its subsidiaries, operates over 3,900 miles of track in 22 states, Canada and Mexico. In 1997, RailTex railroads transported almost 490,000 carloads of freight for more than 900 customers. Traffic which originated or terminated on RailTex's lines generated more than 86.0% of the Company's total freight revenues in 1997.

    The Company built its portfolio of railroads through purchase, lease or contract to operate. Of the 30 railroads RailTex has acquired to date, 19 are owned, four are leased, four are partially owned and partially leased, two are operated under long-term contracts and one ceased operations in 1996. RailTex began operating its first railroad in 1984.

    The Company also currently owns an approximate 10.0% equity interest in the Ferrovia Centro Atlantica, S.A. ("FCA") which operates an approximately 4,400 mile railroad in central and eastern Brazil and owns an approximate 6.0% interest in the Ferrovia Sul Atlantico, S.A. ("FSA") which operates a 4,200 mile railroad in southern Brazil. In February 1997, 2.8 million shares of preferred stock in FCA were sold for approximately R2.9 million (U.S. $2.8 million) to fund a portion of the investment in FSA.

    In February 1997, a wholly owned subsidiary of the Company, Indiana and Ohio Railway Company, purchased substantially all of the assets of the former Detroit, Toledo and Ironton Railroad ("DTI") from Grand Trunk Western Railroad, Inc., a subsidiary of Canadian National ("CN"), for $22.0 million. IORY acquired 146 miles of track and with trackage rights will operate over 255 miles of track between Detroit, Michigan and Cincinnati, Ohio.


    In April 1997, the Company acquired for $400,000 from the Greenville Northern Railway, approximately 12 miles of track which is being operated as part of the Carolina Piedmont Railroad, a division of the Company's South Carolina Central Railroad Company, Inc.

    The Company's strategy is to grow through (i) additions to its portfolio of short line railroad properties, primarily through strategic acquisitions of Class I railroad divestitures or independently owned shortlines which complement RailTex's current base of railroad properties, (ii) creation of new business on currently owned properties, and (iii) improvement in the operating performance of newly added and currently operated properties. RailTex believes its expertise in adding railroad properties to its portfolio and its focus on customer service, employee productivity and operating efficiency position it to implement effectively its strategy.

    Since deregulation of the U.S. and Canadian railroad industries in the 1980's, major North American railroads have taken steps to improve profitability and increase market share by streamlining their operations. These major railroads have generally concentrated their management and marketing attention on core, long-haul routes, while divesting (through sale or lease) many of their branch lines to smaller and more cost-efficient freight railroad operators such as RailTex. These short line "feeder" railroads typically serve multiple industries located along branch lines and "feed" freight to the connecting main line carriers. RailTex intends to continue to capitalize on the opportunities created by the major railroad's ongoing commitment to streamline operations. In addition, the Company believes that it may benefit from acquisition opportunities created by mergers among long haul railroads (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments). These acquisition opportunities may arise as routes are sold in response to regulatory requirements or in order to eliminate duplicate routes. Almost all of the rail lines operated by the Company were previously operated by four of North America's largest railroads. RailTex also believes it has many opportunities to expand its portfolio by acquiring existing short line railroads in both the United States and Canada.

    In addition, the Company believes that international rail privatization may offer additional long term opportunities as certain governments privatize their country's rail systems. The Company's strategy regarding international acquisitions includes analyzing the country's political and economic environment, identifying potential country risks and attracting strong local investment partners. Additionally, the Company has developed certain guidelines regarding the percentage of assets and equity invested in international acquisitions in relation to total assets and equity.

    The Company has consistently increased the traffic volume and operating efficiency of its portfolio of railroad properties. RailTex credits its operating record in large part to its process oriented performance-based management approach and decentralized management structure, which places primary operating responsibility for each railroad with local management, and its incentive-based compensation programs, which reward employees for improving customer service and operating results. Unlike major rail carriers, the Company also benefits from its flexible work environment in which the Company's railroads can assign their operating employees to tasks on an as-needed basis without regard for traditional railroad industry craft distinctions (pursuant to which railroad operating employees are assigned to tasks based upon narrowly defined job descriptions).

    RailTex believes its established reputation as an acquirer and operator of railroad properties, in combination with its managerial and financial resources, has positioned the Company to take advantage of future growth opportunities.


    The Company was incorporated in Texas in December 1977, and until 1984 its principal business was the short-term, full-service leasing and management of open top aggregate hopper railcars. In October 1984, RailTex entered the short line freight railroad business by contracting to operate the San Diego & Imperial Valley Railroad. By year end 1988, the Company's short line railroad portfolio had grown to six rail lines and generated 85.0% of the Company's operating revenues. In mid-1989, RailTex sold its railcar leasing assets, utilizing the sale proceeds to purchase additional short line railroad properties. Since the sale of its railcar leasing assets, the Company's sole business activity has been the operation of short line railroads. The Company added three short line railroad properties to its portfolio in 1989, six properties in 1990, one property in 1991, four properties in 1992, three properties in 1993, one property in 1994, one property in 1995, four properties in 1996 and one property in 1997. The Company also invested in two separate companies which began operating newly privatized railroads in Brazil in 1996 and 1997.

INDUSTRY OVERVIEW


    The U.S. railroad industry is dominated by four major Class I railroads, which operated approximately 127,000 miles of track at year end 1996 (the most recent year for which data is available) and represented $31.9 billion, or 91.4%, of total rail industry operating revenues of $34.9 billion in 1996. In addition to the large railroads, at year end 1996 there were more than 500 short line and regional railroads, such as the Company, which generated $3.0 billion of operating revenues in 1996 and operated approximately 47,000 miles of track at year end 1996. Reflecting downsizing by major rail carriers, the proportion of total track miles operated by short line and regional railroads in the United States increased to 27.2% of total railroad industry track miles in 1996 from 17.0% in 1986.

    The Staggers Rail Act of 1980 ("Staggers Act") enabled many of the structural changes in the U.S. rail industry which have favorably affected the Company's ability to add short line railroads. Canada's National Transportation Act of 1987 liberalized the process for branch line divestiture, much as the Staggers Act facilitated the process for U.S. railroads (see page 12).

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

    The timing and pace of RailTex's acquisition activity with Class I railroads is primarily dependent upon a timetable established by the Class I railroads. The Company is continually proactively reviewing potential acquisitions for rail lines offered by the Class I railroads; however, the number of lines available for acquisition is often affected by Class I merger activity or other commitments of the Class I railroads' resources.

    Since 1980, more than 260 short line and regional railroads, operating approximately 30,000 miles of track, have been created in the United States primarily as a result of divestiture by major rail carriers. The Company believes this trend is likely to provide a continuing source of expansion opportunities for the next several years. In addition, there are over 500 other small railroads, most of which are owned by other railroads, non-railroad companies, investment partnerships, and individuals. The Company has purchased four of the railroad properties it operates from sellers other than major railroads, and believes other independent railroad operators represent significant additional sources of desirable properties. The timing and pace of the acquisition of existing short line railroads is primarily a function of identifying the seller and then successfully negotiating financial, tax, and other considerations.


BUSINESS STRATEGY

    The Company's strategy is to grow through (i) additions to its portfolio of short line railroad properties, primarily through strategic acquisitions of Class I railroad divestitures or independently owned shortlines which complement RailTex's current base of railroad properties, (ii) creation of new business on currently owned properties, and (iii) improvement in the operating performance of newly added and currently operated properties. RailTex believes its expertise in adding railroad properties to its portfolio and its focus on customer service, employee productivity and operating efficiency position it to implement effectively its strategy.

EXPANSION STRATEGY

    The key components of RailTex's expansion strategy are:

    STRATEGIC ACQUISITIONS: RailTex believes that its current base of core properties throughout the U.S. and Canada provide it with a substantial advantage in acquiring railroad properties in geographic proximity to the currently owned properties. In these instances, RailTex expects to achieve certain operating and marketing efficiencies by combining the operations of the acquired railroad with an existing railroad.

    DIVERSIFICATION: RailTex believes that its revenue diversification limits its exposure to geographic, economic and customer related risks, while it positions the Company to take advantage of a broad range of business opportunities. This diversification, and the stability it provides to the Company's operations, differentiates RailTex from regional and other short line carriers. Diversification also enables the Company to develop and maintain close working relationships with essentially all major rail carriers in North America.

    EXPERIENCE: RailTex believes it has positioned itself as a reliable, experienced acquirer and operator of railroad properties. The Company believes its record, evidenced by its acquisition, integration and operation of 30 rail properties since 1984, gives the Company a competitive advantage over other bidders for short line railroad properties. RailTex also believes its ability to finance and close transactions and commence operations in a timely manner is well recognized by the major rail carriers. In addition, the Company believes it has developed good relationships with the major rail carriers and that these relationships provide an advantage in competing for additional properties.

OPERATING STRATEGY

    RailTex's operating strategy is to improve the performance of its same railroad and newly added properties by focusing on improved customer service and operating efficiency. The key components of RailTex's operating strategy are:

    CUSTOMER SERVICE: The Company seeks to build its business by aggressively marketing and delivering convenient and cost effective service to meet its customers' transportation needs. To this end, the Company works with its customers to assess their requirements, and then tailors its operations to increase the frequency and reliability of service. The Company believes its efforts to enhance customer service have generally resulted in increased traffic with customers along the Company's lines.

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

    MANAGEMENT PHILOSOPHY: RailTex, through its process oriented performance-based management approach and decentralized management structure, has developed a culture that encourages employees to take initiative and responsibility. The Company rewards productivity through its performance-based, incentive compensation programs. During the last three years, the Company's employees received an average of 11.5% of their base pay in incentive payments.

PORTFOLIO EXPANSION

    Since 1984, the Company has built a portfolio of railroads, almost all of which were added as a result of a competitive bidding process. RailTex has developed a disciplined approach for identifying, analyzing, negotiating and structuring additions to RailTex's portfolio of short line railroads. The Company believes this approach, together with its ability to finance acquisitions quickly with borrowings under the Company's $75.0 million revolving U.S. acquisition facility ("U.S. Acquisition Facility") and its CDN $25.0 million revolving Canadian acquisition facility ("Canadian Acquisition Facility"), has provided it with a competitive advantage. At February 28, 1998, the Company had $61.9 million and CDN $25.0 million available under the U.S. Acquisition Facility and Canadian Acquisition Facility, respectively.

    The Company has developed an acquisition team which is responsible for implementing the Company's expansion program. Expansion opportunities are presented to the Company by divesting carriers or are identified by the Company through dialogues maintained by this acquisition team with major rail carriers and other railroad operators.


    Opportunities are evaluated according to Company guidelines with respect to, among other matters, financial returns, size, revenue and operating synergies with existing properties, effect on geographic, commodity, connecting carrier and customer diversification. Members of the Company's acquisition team, assisted by senior management, complete a thorough evaluation of each opportunity. This evaluation includes in-depth, on-site investigations, reviews of historical traffic volumes, interviews with operating personnel and current and potential customers and conversations with local officials and members of the business community.

    RailTex adds short line railroad properties to its portfolio through purchase, lease or contract to operate. Typically, the Company bids against other short line operators for available properties. The timing and structure of each transaction is determined by the divesting railroad based upon strategic and economic considerations. The primary factors considered by the divesting carrier are the price they will receive for the sale of a railroad property and the price per carload they will pay a new operator for interchanging traffic. However, divesting carriers also consider a prospective operator's experience and its ability to close a transaction and commence operations in a timely manner.

    Following the closing of a transaction, railroad properties acquired by RailTex are integrated into the Company by "Go Teams" of RailTex professionals. These transition teams, headed by the Company's regional general managers, are composed of experienced Company employees assembled from throughout the RailTex organization. These teams implement RailTex's policies and procedures at the newly added railroad properties and conduct interim operations until the new general managers of these railroads are able to hire and train a full-time work force. The Company believes its approach to commencing operations on its properties benefits its customers by helping to eliminate the service delays and interruptions which often accompany transitions to new operators.

SHORT LINE OPERATIONS

MARKETING

    Following commencement of operations by RailTex, the Company's railroads generally have attracted increased rail shipments from existing customers and obtained traffic from new customers which had not previously shipped by rail or had ceased rail shipments. The Company believes its ability to generate additional traffic is accomplished by its marketing and customer service efforts which are aimed at identifying and responding quickly to the individual business needs of customers along its rail lines. As part of these marketing efforts, the Company often schedules more frequent rail service, helps customers negotiate price and service levels with connecting carriers and assists customers in obtaining the quantity and type of rail equipment required for their operations. The Company also often runs non-scheduled trains on short notice to accommodate customers' special or emergency needs.

    The Company assigns primary responsibility for price and service decisions affecting a railroad's customers to the general manager of each railroad, thereby providing such managers the ability to respond to the needs of the customer. These railroad managers encourage their entire staff to participate in marketing efforts. General managers and marketing personnel at each railroad are supported by senior marketing management at RailTex's headquarters, who assist with sales calls, provide industrial development expertise, conduct formal marketing training and make coordinated sales calls on national accounts which have facilities on more than one Company railroad.

    In 1997, the Company served more than 900 customers which shipped and received a wide variety of products. RailTex's ten largest customers accounted for 28.1% of the Company's operating revenues in 1997. The Company's largest customer in 1997 was CN, representing 8.1% of operating revenues as a result of bridge traffic with Indiana and Ohio Railway ("IORY", formerly the Detroit, Toledo and Ironton). Assuming continuation of RailTex's expansion strategy, management expects its reliance on any one customer, including CN, to diminish over time. RailTex believes its relationships with its customers are excellent.

MANAGEMENT

    The Company's three-tiered decentralized management structure is an important element in its operating strategy. First, significant operational autonomy and responsibility for operating financial results is given to local railroad management. In addition, two regional managers provide supervision and coordination for railroads under their jurisdiction, while corporate headquarters has responsibility for centralized policy setting and strategic capital and financial planning, as well as accounting and other shared services. Also at headquarters, a group of experienced professionals provide additional expertise to all the Company's railroads in certain technical fields including engineering, mechanical, information technology, and safety programs. The Company's management structure puts service-oriented decision making close to the customer but also provides a centralized support system to ensure consistency and efficiency in more specialized or technical areas.

    The Company has implemented a performance-based process management approach which relies upon key performance indicators or critical success factors ("CSFs") to manage performance against previously defined targets. On a monthly basis, each manager conducts a formal review of performance against target for each CSF; focusing on items that are not on target, identifying the root cause of the variance and formulating action plans for getting back on target. The Company believes its decentralized management structure, in conjunction with performance-based process management, enables each railroad to tailor its operations to its customers' needs and optimize performance.

    Each RailTex railroad is managed by a general manager who has broad authority and responsibility for pricing, staffing, purchasing, marketing and operations. General managers operate their railroads pursuant to business plans developed annually. Most of the Company's general managers have been recruited from operating or marketing management at the major railroads and typically have several years of railroad industry experience. Each new general manager is provided an extensive orientation to the Company's operating policies and procedures. In addition, all general managers attend periodic staff meetings to exchange information with respect to operating, marketing and regulatory issues. General managers also remain current on industry developments by, among other means, attending national and regional railroad conferences.

    In addition to the general manager, the smaller railroad typically employs an operations manager, a marketing manager, a clerk and several transportation specialists. The larger railroads typically employ one or more operations and marketing managers, several clerks, mechanical, maintenance of way and signal specialists, as well as several transportation specialists. Most major track and railcar repair and derailment work is contracted to outside specialists; however the larger railroads often perform some of these repairs inhouse.


WORK FORCE

    Flexibility with respect to work assignments is a key element of the Company's operating strategy and contributes significantly to the operational productivity of the Company's railroads. All of the Company's personnel are trained in a wide range of skills necessary for short line operations. Railroad operating employees can be assigned to tasks on an as-needed basis because the Company's railroads are not bound by traditional railroad industry craft and work distinctions (pursuant to which railroad operating employees are assigned to tasks based upon narrowly defined job descriptions). Trains are typically operated by two-person crews, consisting of transportation specialists who operate the locomotive and couple and uncouple railcars. The Company believes the organization of its railroads into relatively small work groups encourages greater team effort and permits more clearly defined responsibility and accountability than is obtainable by larger, more centrally managed railroads.

    All but one of the Company's short line railroads maintains a performance-based, incentive compensation program through which a portion of a railroad's operating profits is distributed quarterly to its employees. Incentive compensation programs are administered by the general managers and distributions are made principally on the basis of individual performance.

    A total of 84 employees of four of the Company's U.S. railroads have elected to be represented by the United Transportation Union ("UTU") pursuant to governing National Mediation Board ("NMB") procedures. One railroad is involved in mediation with the UTU over the terms of a collective bargaining agreement, one railroad has an active contract, and the two remaining railroads are in negotiation. In each case all employees are represented by one union and there are no craft distinctions or work rule limitations. In 1997 and 1998, the UTU sought to organize another of the Company's railroads; however, on March 9, 1998, the employees elected to remain non-union.

    Pursuant to the Ontario Labor Relations Act, 14 employees of one of the Company's Canadian railroads have elected to be represented by the Brotherhood of Locomotive Engineers ("BLE"). These employees did not seek to impose craft distinctions on this railroad, but sought certain compensation levels before an arbitration panel. The arbitration panel ruled that the railroad's wage rates should be similar to wage rates paid to skilled unionized employees within the railroad's local economy. The arbitration panel also ruled that these employees may no longer participate in the Company's incentive compensation program.

    Because the union contracts negotiated provide for wage rates similar to the wage rates already in existence at the Company's railroads and these railroads remain free of craft distinctions and onerous work rules, union representation of these employees (10.8% of the Company's total workforce as of February 28, 1998) is not expected to have a material adverse effect on the Company's operations or financial condition.


    At February 28, 1998, the Company had approximately 900 full-time employees. The Company believes that its relations with its employees are good. An active program of employee involvement was begun in late 1997 to further strengthen the relationship between the employees and the Company.

SAFETY

    An important component of the Company's operating strategy is its emphasis on conducting safe railroad operations for the benefit and protection of employees, customers and the communities served by the Company's railroads. All general managers undergo a week-long training course at the Hazardous Materials Training Center operated by the Association of American Railroads. Operations managers of railroads which transport hazardous materials also attend this course. New transportation specialists attend intensive ten day training courses conducted by the Company which cover all aspects of safe and appropriate locomotive and railcar handling. In addition, transportation specialists, prior to receiving locomotive engineer certification, attend a special one week training course conducted by the Company. This basic training is supplemented at each railroad with field and classroom training and annual safety and rules tests, conducted by operating and safety training specialists who visit each railroad on a quarterly basis. The Company also conducts safety inspections on each of its railroads. Each employee involved in train operations is subject to pre-employment and random drug testing, whether or not required by federal regulation. In addition, personnel from each railroad conduct railroad/highway-crossing safety education programs at schools, driver education courses and service clubs in the communities they serve.

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


    Traffic which originated or terminated on RailTex's lines generated 86.8% and 95.8% of the Company's total freight revenues in 1997 and 1996, respectively. This decrease is a result of significant automotive bridge traffic at IORY which moves between Detroit and Cincinnati under a haulage agreement with CN. The Company believes that higher levels of interline and local traffic provide it with greater stability of revenues because such traffic represents shipments to or from customers located along its lines which, unlike bridge traffic, cannot easily be diverted to other rail carriers.


    The following table summarizes freight revenues by type of traffic carried by the Company's railroads in 1997 and 1996, in dollars and as a percent of total freight revenues.

                                                    FREIGHT REVENUES
                                                 (DOLLARS IN THOUSANDS)

                                              1997                    1996
                                        ---------------     -------------------

Interline............................. $  97,243    76.0%   $  87,331      84.8%
Local.................................    13,850    10.8       11,341      11.0
Bridge................................    16,921    13.2        4,345       4.2
                                       ---------  ------    ---------     ------
Total freight revenues................  $128,014   100.0%    $103,017     100.0%
                                        ========  ======     ========     ======

CONNECTING CARRIERS

    Most of RailTex's short line properties interchange traffic with multiple carriers. At February 28, 1998, the Company's railroads connected with 30 railroads operated by other carriers. Of the Company's rail lines, 52.0% connect with two or more carriers.

    The following table summarizes the Company's significant connecting carriers in 1997 and 1996 by freight revenues and carloads as a percentage of total interchanged (interline and bridge) traffic.

                              INTERCHANGED TRAFFIC

                                                       1997                    1996
                                              ---------------------       -----------------
                                                FREIGHT                FREIGHT
CONNECTING CARRIER                              REVENUES  CARLOADS     REVENUES    CARLOADS
Union Pacific Corporation........................  31.8%     27.8%        37.3%      38.2%
Canadian National Railways.......................  19.8      19.3         20.5       13.9
CSX Transportation, Inc..........................  18.9      22.1         16.2       19.1
Consolidated Rail Corporation....................  10.6       8.6          8.4        6.8
Norfolk Southern Railway Company.................   8.0      10.7          6.2        9.8
Burlington Northern Santa Fe Railway Company.....   3.7       2.4          4.7        3.3
All other railroads..............................   7.2       9.1          6.7        8.9
                                                 -------  -------       ------     ------
   Total interchanged traffic.................... 100.0%    100.0%       100.0%     100.0%
                                                 =======   =======      =======    =======

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

COMMODITIES


    RailTex's railroads transport a wide variety of commodities for their customers. Some of the Company's railroads have a well-diversified commodity base, while other Company railroads transport one or two dominant commodities. By favoring portfolio additions whose commodity mix would further diversify the Company's railroad portfolio, RailTex seeks over the long term to limit its exposure to any single commodity to no more than 20.0% of freight revenues. In 1997, lumber and forest products and coal, which contributed 18.9% and 14.8%, respectively, of freight revenues, were the two largest commodity groups transported by the Company's railroads. See table summarizing the Company's freight revenues and traffic volume in 1997 and 1996 by commodity group at page 27.

    The following is a description of the commodities transported by the
Company:

    LUMBER AND FOREST PRODUCTS represented 18.9% of 1997 freight revenues and 13.1% of 1997 traffic volume. The Company transports finished lumber used in construction, as well as woodchips and pulpwood used in particle board and paper manufacturing. The Company serves paper mills and lumber producers in Oregon, Georgia, and Nova Scotia as well as lumber distribution facilities in New England.

    COAL for electric power generating plants represented 14.8% of 1997 freight revenues and 20.3% of 1997 traffic volume. The Company provides freight services for six large electric utilities located in Indiana, Missouri, Arkansas and Nova Scotia, Canada. In Indiana and Nova Scotia, the Company transports unit coal trains from local coal mines to the utility's power plants. The Company transports unit trains of Powder River Basin coal to power plants in Missouri and Arkansas and unit trains of West Virginia, Indiana and Nova Scotia coal to co-generation plants in Virginia, Indiana and Nova Scotia, respectively.

    CHEMICALS represented 11.8% of 1997 freight revenues and 9.6% of 1997 traffic volume, and consists primarily of chemicals used in the manufacturing of polyester fiber in South Carolina. Chemicals also include liquid and bulk agricultural fertilizers and plastic pellets.

    SCRAP PAPER AND PAPER PRODUCTS represented 9.5% of 1997 freight revenues and 7.0% of 1997 traffic volume. The Company serves paper mills that produce paper products in Oregon and newsprint and paper in Nova Scotia. The Company also serves warehouses for paper and paper products in New England and South Carolina manufacturing facilities that produce paper plates, cups and bowls and specialty paper products.

    FARM PRODUCTS represented 8.0% of 1997 freight revenues and 8.2% of 1997 traffic volume. Farm products consist primarily of corn, wheat, peanuts and soybeans. Field crops produced in Georgia, North Carolina, Kansas, Missouri, Michigan and Texas account for the majority of this traffic; however, the Company also transports unit trains of soybeans and grain to Louisiana for export.

    SCRAP METAL AND METAL PRODUCTS represented 7.9% of 1997 freight revenues and 7.7% of 1997 traffic volume. The Company serves a steel works in Nova Scotia that utilizes scrap metal to manufacture railroad rail and steel blooms. The Company also serves a steel mini-mill in South Carolina that utilizes scrap steel and a steel works in Missouri that utilizes coiled steel for the manufacture of steel springs. In Connecticut, the Company serves a plant that manufactures rolled copper coil wire from copper bundles and in Ontario the Company serves a steel mill.

    FOOD PRODUCTS represented 5.0% of 1997 freight revenues and 5.0% of 1997 traffic volume. Food products consist primarily of vegetable oils, peanut meal, canned goods, lard and other products.

    NON-METALLIC ORES represented 5.0% of 1997 freight revenues and 7.3% of 1997 traffic volume. Non-metallic ores consist primarily of limestone used in road construction in Texas, Virginia and Georgia. Non-metallic ores also include salt transported by the Company from a large mine in Ontario, Canada and sand which is used in glass manufacturing and in foundries supporting the automotive industry.


    AUTOS AND AUTO PARTS represented 4.2% of 1997 freight revenues and 6.3% of 1997 traffic volume. The Company moves significant automotive bridge traffic between Detroit and Cincinnati under a haulage agreement with CN.


    PETROLEUM PRODUCTS represented 4.2% of 1997 freight revenues and 2.9% of 1997 traffic volume. The majority of this traffic is liquefied petroleum gas produced in New Mexico and Texas which is destined for southern California and, ultimately, Tijuana, Mexico. The Company also serves a large petrochemical plant in Louisiana which manufactures fuel additives.

    MINERALS AND STONE represented 4.1% of 1997 freight revenues and 3.2% of 1997 traffic volume. The Company transports chemical lime used in the manufacturing of manganese, calcium carbonate, finished brick and cement.

    RAILROAD EQUIPMENT represented 3.0% of 1997 freight revenues and 5.1% of 1997 traffic volume. Railroad equipment consists primarily of empty auto railcars transported for automobile manufacturers in Michigan and new railcars manufactured in Nova Scotia.

    OTHER traffic volume represented 3.6% of 1997 freight revenues and 4.3% of 1997 traffic volume. Other traffic is primarily composed of machinery and fuel blending agents.

COMPETITION

PORTFOLIO ADDITIONS


    In the process of building its portfolio of short line railroads, RailTex typically competes with other short line railroad operators and regional railroads. Competition for railroad properties is based primarily upon price, operating history and financing capability. The current acquisition market is very competitive as capital is readily available to our competitors and the availability of new properties has slowed because of the mergers of the larger

U.S. railroads. The Company believes its established reputation as an acquirer and operator of short line rail properties, in combination with its managerial and financial resources, effectively positions it to be competitive on future strategic acquisitions.


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

INSURANCE

    RailTex maintains insurance to cover costs associated with personal injury, including death, and property damage, including derailments. The Company's liability policies, which include third party property damage, are currently subject to a self-insured retention of $500,000 per occurrence. With respect to its transportation of hazardous commodities, the Company's liability policies cover sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents and damage to property of shippers are also covered under the Company's liability policies. The Company's property damage policies, which cover owned/leased property, are currently subject to a self-insured retention of $100,000 per occurrence.

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

REGULATION

UNITED STATES

    OVERVIEW. In addition to the environmental, safety, and other regulations generally applicable to all businesses, the Company's railroad subsidiaries are subject to regulation by the Surface Transportation Board ("STB"), the successor to the Interstate Commerce Commission ("ICC"), and the Federal Railroad Administration ("FRA") and by regulatory agencies in the various states in which they do business. The Company believes its operations are in material compliance with these regulations. Additionally, the Company is subject to STB regulation in its acquisition of new railroad properties by purchase, lease or contract to operate. Since 1980, there has been a significant relaxation in regulations governing such transactions, and this change has favorably affected the Company's ability to add railroad properties to its portfolio. Various interests in the United States have sought and continue to seek reimposition of government controls on the railroad industry in areas deregulated in whole or in part since 1980, including stricter rate regulation and more onerous labor protection conditions for rail line transfers.

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

    STATE REGULATORY AGENCIES. State regulatory agencies do not have authority to engage in economic regulation of railroads that are part of the interstate network. State and local governments generally retain jurisdiction over local rail safety matters, such as the installation of grade crossings, grade crossing warning devices and safety inspectors.

    CANADA

    OVERVIEW. The Company's Canadian railroad subsidiaries are subject to regulation by the various governmental departments or regulatory agencies in the provinces in which they do business. The Company believes its operations are in material compliance with provincial regulations, except for those which are obsolete and, therefore, not regularly enforced. Additionally, the Company is subject to Canadian Transportation Agency ("CTA") regulation with regard to the transfer of federally regulated railroad properties.

    Under the Canada Transportation Act ("C-101"), the sale of a federal rail line is not subject to federal approval, although a process of advertising and negotiations may be required. In addition, a certificate of fitness, which is issued to a company which proposes to construct or operate a railway in Canada, is required and is issued on proof of insurance.

    FEDERAL. A Canadian railroad generally falls under federal regulation if its operations cross any borders between provinces, if it operates internationally or if Parliament has declared it a federal work or undertaking. The two major railroads of Canada, CN and the Canadian Pacific Railway Company, are subject to CTA regulation because they operate nationwide. Consequently, additions to the Company's portfolio in Canada will be subject to federal regulatory approval (mainly Certificates of Fitness) through the CTA as well as Investment Canada pursuant to the Investment Canada Act, the federal act in Canada governing purchases of Canadian businesses by non-Canadians.

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

    The Oregon Department of Environmental Quality ("DEQ") has filed an administrative action against one of the Company's railroads for alleged violations of the Clean Water Act by the disposal of landslide debris into a waterway. The administrative action requires the railroad to cease and desist all further disposal of slide material and to develop a plan for the appropriate disposal of future material and subjects the Company to a potential civil penalty of up to $10,000 per day of violation. Upon receipt of the administrative action the Company filed an answer denying the charges and asserted various affirmative defenses to the violation and requested an informal conference to see if the matter could be resolved. The representatives from the DEQ and the Company met in November 1997 to discuss an informal resolution of the administrative proceedings and the DEQ agreed to dismiss the administrative enforcement actions if the Company would develop, with the assistance of an appropriate environmental consultant, a landslide excavation and debris disposal plan. A plan was prepared, with the assistance of an environmental consultant, which has been submitted to the DEQ. The DEQ has not responded formally but the Company believes it will be able to resolve the matter and have the administrative proceedings withdrawn.

    In connection with the alleged Clean Water Act violation discussed above, the Environmental Protection Agency ("EPA") has commenced a criminal investigation. In connection with the investigation, a subpoena was issued on October 29, 1997, requesting various documents from the Company. The Company complied with the subpoena and there has been no additional action by the EPA. The Company intends to vigorously defend its position but is unable to predict the outcome of this investigation. Other than the administrative action filed by the DEQ and the EPA criminal investigation, there are no other material environmental claims pending or, to the Company's knowledge at this time, threatened against the Company.

    The Company also believes that its operations are in material compliance with current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have any material effect on the Company's earnings or capital expenditures. However, the Company can provide no assurance that the current regulatory requirements will not change or that currently unforeseen environmental incidents will not occur or that past non-compliance with environmental laws will not be discovered on the Company's properties.

ITEM 2.  PROPERTIES

    The Company, through its subsidiaries, operates over 3,900 miles of track in 22 states in the U.S., two provinces in Canada and Baja, Mexico. The Company has added railroad properties to its portfolio through purchase of track and roadbed, lease of such assets, contracts to operate properties under management agreements and purchase of railroad company common stock, depending upon the economic and strategic considerations of the divesting carriers. Of the 30 properties the Company has acquired to date, 19 are owned, four are leased, four are partially owned and partially leased, two are operated under long-term management agreements and one ceased operations in 1996. After acquiring the right to operate a railroad property, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the property.

    For properties which the Company owns, the continuity of operations of purchased railroad properties has been limited to the physical transfer of these assets. The Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. Quality of the Company's title to its owned rights-of-way varies. The Company's properties were acquired by its predecessors over extended periods of time and by different companies. Accordingly, the original conveyancing documents were not standardized and are subject to judicial interpretation as to the interest conveyed to the original acquiring railroad. In cases involving other railroads, deeds have sometimes been construed to create either an easement for railroad purposes or an ownership interest that terminated upon the cessation of use for railroad purposes. If the Company ceases to operate its railroad over a parcel, the Company's interest in the parcel could revert to adjacent landowners or to others holding a reversionary interest. Under certain limited circumstances, two of the railroad properties may be repurchased by the original selling carriers for their original purchase prices. In addition, the purchase price of one of the Company's railroads is subject to reimbursement up to $5 million if certain levels of carloadings are not achieved within a specified time period, as detailed in the purchase and sale agreement.

    For properties it leases, the Company ordinarily assumes upon the commencement date all operating and financial responsibilities including maintenance, payment of property taxes and regulatory compliance. Lease payments on three railroads leased from one major railroad are structured to ensure that the Company interchanges an agreed upon percentage of outbound carloads with the lessor railroad. Under these leases, the Company makes no payments as long as it interchanges a minimum percentage of its traffic with the lessor; therefore, the Company controls the amount that may be payable under these leases. These leases have an initial 20 year term with one or more renewal terms at the Company's option. In addition, lease payments on five properties leased from two other major railroads are subject to reduction from the base rate, down to zero, depending upon the level of traffic interchanged with the lessors. The maximum aggregate annual base rate lease payments under these leases is approximately $1.7 million. These leases have initial lease terms of five years to 20 years and include purchase options which may be exercised by the Company after one to three years of operation. No payments have been required under any of the Company's railroad property leases, and the Company anticipates that its traffic interchange for the foreseeable future will not result in any payments being incurred under any railroad property leases. Generally, upon the termination of a lease, the Company does not have a right to the return of any capital investment made in its property leased.

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

    Railroad properties owned, leased or operated under contract by the Company's subsidiaries typically consist of the track, ties and underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company's holdings of such property is not significant. Similarly, the seller typically retains mineral rights and fiber optics easements in the properties acquired by the Company. Revenues derived by the Company from various rentals and easements totaled approximately $3.0 million in 1997.

    In order to improve its overall profitability and financial returns, the Company has performed an analysis of its portfolio railroad properties with the objective of identifying those properties which do not meet the Company's overall financial objectives and which do not offer significant revenue or operating expansion opportunities. The Company is currently pursuing its alternatives with respect to these properties, which may include possible sale of the railroad property.

    The following list describes each of the railroads operated by the Company as of February 28, 1998:

    The assets of the Cape Breton & Central Nova Scotia ("CBNS") were purchased from CN on October 1, 1993. The line is approximately 245 miles long, and runs from Truro to Sydney, Nova Scotia. Traffic includes coal, which both originates and terminates on the line. Inbound traffic consists of scrap iron, chemicals, and salt. Outbound traffic consists of newsprint, woodpulp, steel railroad rail, and railroad cars.

    The assets of the Carolina Piedmont ("CPDR") were purchased from CSX Transportation, Inc. ("CSX") on November 2, 1990. The line is approximately 37 miles long and runs from Greenville to Laurens, South Carolina. On April 28, 1997, the assets of the Greenville and Northern Railway were purchased. The line is approximately 12 miles long and runs from Travelers Rest to Greenville, South Carolina and is operated as part of the Carolina Piedmont. Inbound traffic consists of plastics, resins, vegetable oils, cement, lumber, potash, glass sand, brick, newsprint and various chemicals. Outbound traffic consists of pulpwood, scrap paper and industrial engines.

    The assets of the Central Oregon & Pacific ("CORP") were partially purchased and partially leased from Southern Pacific Transportation Company ("SP") on December 31, 1994. SP was subsequently acquired by Union Pacific Corporation ("UP").The purchased segment is approximately 336 miles long and runs from Belleview to Eugene, Oregon and from Eugene to Cordes, Oregon. Another 105 miles is leased for five years and runs from Cordes to Coquille, Oregon and from Belleview, Oregon to Black Butte, California. The CORP operates an additional 8 miles of track from Danebo to Springfield Jct., Oregon under trackage rights. Outbound traffic consists of lumber and wood products, and pulp and paper products. Traffic also includes lumber and wood products which both originate and terminate on the line.

    The Chesapeake & Albemarle ("C&A") was leased from Norfolk Southern Railway Company ("NS") on April 2, 1990 for a term of 20 years, with an option in favor of C&A to purchase the line during the term of the lease. The railroad is approximately 82 miles long and runs from Chesapeake, Virginia to Edenton, North Carolina. Inbound traffic consists of limestone and lumber. Outbound traffic consists of grain, lumber and scrap metal.

    The assets of the Connecticut Southern ("CSOR") were purchased from Consolidated Rail Corporation ("Conrail") on September 21, 1996. The purchased segment is approximately 23 miles long and is located in Hartford, Connecticut. The CSOR operates an additional 55 miles of track from just north of New Haven, Connecticut to Springfield, Massachusetts under a trackage rights agreement with Amtrack. Inbound traffic consists of lumber and wood products, pulp and paper products and metal products. Outbound traffic consists of scrap paper.

    The assets of the Dallas, Garland and Northeastern ("DGNO") were partially purchased and partially leased from UP on February 9, 1992. The lease agreement provides for a 20 year term and grants RailTex three options to renew for additional 20 year terms. The line is approximately 92 miles long and extends from Trenton to Garland, Texas. Inbound traffic consists of limestone, food, farm products and plastics. Outbound traffic consists of food, farm products and plastics.

    Substantially all of the assets of the Georgia Southwestern ("GSWR") were purchased from CSX on June 5, 1989. In 1995, the operations of the Georgia Great Southern ("GGS") and the Georgia and Alabama ("GAAB") were consolidated into the GSWR. The GSWR currently operates, in total, over 357 miles. One segment extends from Preston east to Rochelle, Georgia, and another segment extends from Cuthbert south to Bainbridge, Georgia. The GSWR also operates from Columbus to Cusseta, Georgia and from Columbus, east to Americus then south to Albany, Georgia under a combination of track lease and operating rights with NS and from Bainbridge to Saffold, Georgia under trackage rights with CSX including two miles of track in Dawson, Georgia which was acquired by GGS from CSX on December 14, 1990. The GAAB was leased from NS on June 1, 1989 for a term of 20 years with an option in favor of RailTex to purchase the line during the term of the lease. The railroad runs from Smithville, Georgia to White Oak, Alabama. Inbound traffic consists of cement, fertilizer, sugar, forest products and chemicals. Outbound traffic consists of forest products, grain, food products, lumber, auto parts, paper and scrap metal.

    The assets of the Goderich-Exeter ("GEXR") were purchased from CN on April 3, 1992. The line is approximately 70 miles long and runs from Goderich to Centralia, Ontario and from Goderich to Stratford, Ontario. Inbound traffic consists of fertilizer and grain. Outbound traffic consists of salt, grain and road machinery.

    The assets of the Grand Rapids Eastern ("GRE") were purchased from Central Michigan Railway Company ("CMGN") on July 10, 1993. The line is approximately 45 miles long and extends from Marne to Ionia, Michigan. Inbound traffic consists of chemicals. Outbound traffic consists of auto parts.

    The stock of the Indiana & Ohio Rail Corp. ("INOH") was purchased on June 4, 1996. On February 15, 1997, a subsidiary of the INOH, purchased from Grand Trunk Western Railroad, Inc. the assets of the former Detroit, Toledo and Ironton ("DTI"). Together, the INOH line and the DTI line operate 576 miles of track under a combination of owned track, lease and operating rights in southeastern Indiana and western Ohio extending north to Detroit, Michigan. Beginning January 1, 1998, the operations of the former INOH and DTI were restructured to operate as the Indiana and Ohio ("IORY") and the Indiana and Ohio Central ("IORC"). Inbound traffic consists of automobiles and automobile parts, farm products, non-metallic ores, chemicals and scrap metal. Outbound traffic consists of automobiles and automobile parts, farm products, food, chemicals, clay, concrete, stone and scrap metal.

    The assets of the Indiana Southern ("ISRR") were purchased from Conrail on April 11, 1992. The line extends 170 miles from Indianapolis to Evansville, Indiana. In addition, ISRR operates six miles of trackage rights over Canadian Pacific Railway Company ("CP") rail between Elnora and Bee Hunter, Indiana. Traffic consists primarily of coal, which both originates and terminates on the line.

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

    The assets of the Missouri & Northern Arkansas ("M&NA") were partially purchased and partially leased from UP on December 13, 1992. The lease has a 20 year term with three 20 year renewal options. The line is approximately 497 miles long and runs from Kansas City, Missouri to Newport, Arkansas; from Fort Scott, Kansas to Clinton, Missouri, from Carthage to Joplin, Missouri and from Springfield to Wallis, Missouri. The M&NA operates over trackage rights on the UP from Pleasant Hill to Kansas City, Missouri and from Diaz Junction to Newport, Arkansas. Inbound traffic consists of coal and food products. Outbound traffic consists of grain products, frozen food, minerals, chemicals, forest products and steel. The Branson Scenic Railroad, Inc. ("BSR"), a passenger railroad operator which is not affiliated with the Company, operates passenger excursion trains over a 44-mile segment of the M&NA. The M&NA provides the crews to the BSR and, in turn, receives a flat fee plus a specified percentage of the BSR's revenues over a base amount. In addition, the White River Scenic Railroad, a passenger railroad operator which is not affiliated with the Company, operates passenger excursion trains using their own crews over certain segments of the M&NA and, in turn the M&NA receives a flat fee.

    The assets of the New England Central ("NECR") were purchased from Grand Trunk Corporation ("GTC"), an affiliate of CN, on February 4, 1995. The NECR operates over approximately 330 miles of track, extending from East Alburg, Vermont to New London, Connecticut. In addition, Amtrack provides passenger service over track extending from St Albans, Vermont and Palmer, Massachusetts under a trackage rights contract with the NECR. Inbound traffic consists primarily of paper, lumber, copper and wood products. A significant portion of the inbound lumber and paper products is received by transload facilities located on the NECR. These facilities transload the commodities to truck for further distribution throughout the New England area and beyond. The majority of these transload operations are affiliated with the CN. Outbound traffic consists primarily of corrugated paper and coal fly ash.

    The assets of the New Orleans Lower Coast ("NOLR") were purchased from UP on March 17, 1991. The line is approximately 24 miles long and runs from Gouldsboro to Myrtle Grove, Louisiana. Inbound traffic consists of unit grain trains and petroleum products. Outbound traffic consists of petroleum products.

    The assets of the North Carolina & Virginia ("NCVA") were purchased from CSX on November 1, 1987. The line is approximately 53 miles long and runs from Boykins, Virginia, south to Kelford, North Carolina, then northeast to Tunis, North Carolina. Inbound traffic consists of grain and chemicals. Outbound traffic consists of woodchips, lumber, particle board, peanuts and peanut hulls.

    The assets of the Northeast Kansas & Missouri ("NEKM") were purchased from UP on February 26, 1990. The railroad is approximately 125 miles long and extends west from St. Joseph, Missouri to Upland, Kansas. Inbound traffic consists of fertilizers. Outbound traffic consists of grain and food products.

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

    The San Diego & Imperial Valley ("SDIV") began operations on October 15, 1984 under a ten year contract with the San Diego Metropolitan Transit Development Board ("MTDB") in the San Diego, California area. Under the terms of this contract, the SDIV provides freight service over trackage owned by a subsidiary of MTDB and over which MTDB provides passenger service. In 1994, the SDIV exercised an option to renew the contract until 2004. Additionally, this contract has three remaining ten year renewal options. SDIV also has a trackage rights agreement with Ferrocarriles Nacionales de Mexico Region Pacifico ("Ferrocarriles") to operate between Tijuana and Tecate, Mexico. This is an open agreement that may be cancelled at any time by either party. The SDIV has authority to operate 153 miles of track that and extends from San Diego, California through Tijuana and Tecate, Mexico, to Plaster City, California. Inbound traffic consists of liquified petroleum gas, lumber, beverages, paper, plastics, lard and grain. Outbound traffic consists of scrap metal and scrap paper.

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

    The assets of the Texas-New Mexico ("TNMR") were purchased from UP on September 18, 1989. The line is approximately 107 miles long and runs from Monahans, Texas north to Lovington, New Mexico. Outbound traffic consists of liquified petroleum gas, chemicals, farm products, scrap metal and minerals.

    The Texas Northeastern ("TNER") was leased from UP effective October 22, 1990 under a 20 year lease with three 20 year options to renew. The line is approximately 107 miles long and runs from Texarkana to New Boston, Texas, from Paris to Sherman, Texas, from Sherman north to Denison, Texas and from Bells south to Trenton, Texas where it connects with the DGNO. Inbound traffic consists of food, paper products and edible oils. Outbound traffic consists of grain.

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

    In August 1995, the Company entered into a management agreement with Tengizchevroil ("TCO"), a limited partnership of Chevron Overseas Company and Tengizmunaygaz, to provide on-site technical and operating management of the TCO railroad. The railroad runs from Kulsary, Kazakhstan to the TCO plant complex at Tengiz, Kazakhstan, a distance of approximately 104 kilometers or 62 miles. The initial term of the agreement was for two years with year-to-year extensions after the initial term. Currently, the Company is operating under the terms of the initial two year agreement and is in the process of renegotiating the contract.

TRACK

    RailTex conducted its freight operations on 3,915 miles of track as of February 28, 1998, including 2,564 miles of owned track, 782 miles of leased track, and 178 miles of track operated under long-term operating contracts. In addition, the Company operated on 391 miles of track owned by other railroads pursuant to trackage rights agreements.

    Because of the relatively short length of the typical RailTex railroad and the stop-and-start nature of its switching activity, the majority of the Company's freight operations are conducted at speeds of 25 miles per hour or less. Of the track operated by RailTex, 70.0% was rated FRA Class II or higher and 20.0% was rated FRA Class I or lower at February 28, 1998. The remaining 10.0% was located in Mexico or Canada and not subject to FRA inspection and regulation.

                                 TRACK CONDITION

                                                 FRA CLASS
                                    -------------------------------------
                                    V     IV    III    II    I   EXCEPTED  OTHER TOTAL      %
                                    --    --    ---    --    --  --------  -----------    ---
Owned.............................. --    124   463  1,069  343     224     341  2,564    65%
Leased............................. --    --    386    268   74      54     --     782    20%
Contract........................... --    --     33     25   76     --       44    178     5%
Trackage Rights(1)................. 144   143    15     63   26     --      --     391    10%
                                    ---   ---------------------   -----  ------ ------  -----
   Total Miles..................... 144   267   897  1,425  519     278     385  3,915   100%
                                    ===   === =====  ===== ====     ===    ====  =====   ====
FRA Track Class as Percentage
  of Miles.........................   4%    7%   23%    36%  13%      7%     10%   100%
Maximum speed in M.P.H.............  80    60    40     25   10      10      N/A

--------------------
(1) Includes trackage rights associated with owned or leased railroad properties.

    The Company's track maintenance strategy is to maintain its track, ties, roadbed and structures consistent with safe operations and with the volume of traffic transported over its lines. The Company believes its capital expenditure requirements for track maintenance are lower than those incurred by the major rail carriers which previously operated most of the Company's railroad properties because such major rail carriers generally operated at higher speeds over this track and, therefore, required greater levels of track maintenance. Also, the labor costs incurred by major railroads for track maintenance are typically higher than the Company's labor costs.

    Safety-related maintenance needs receive the Company's highest maintenance priority, followed by high density track segments on which the highest volume of traffic is transported. Low-density segments, sidings, and lines for which higher transit speeds are not essential to providing timely and effective customer service are maintained at lower FRA class conditions. Track maintenance is performed by each railroad's operating personnel with local track contractors supplementing this effort on an as-needed basis. In connection with the lease of one of its railroad properties, the Company has committed to upgrade approximately 107 miles, net of abandonments, of track to Class II standards by October 1998; however, the Company is negotiating with the lessor to extend this period. The Company now estimates the cost of this upgrade to be approximately $2.0 million, net of state funding.

EQUIPMENT

    At February 28, 1998, the Company's rolling stock consisted of 266 locomotives and 3,416 freight cars, some of which it owned and some of which were leased from others. All of the leased locomotives and freight cars were provided under short-term operating lease agreements or per diem sharing agreements. The following table summarizes the composition of the Company's equipment fleet at February 28, 1998:

                                   LOCOMOTIVES

                 HORSEPOWER/UNIT                       OWNED     LEASED    TOTAL
                 ---------------                       -----     ------    -----
                 1500 to 3000.........................   223        35      258
                 1499 and under.......................     8        --        8
                                                       -----      ----    -----
                      Total...........................   231        35      266
                                                       =====      ====    =====

    The average age of the Company's locomotive fleet is 32 years. Of the 231 locomotives owned by RailTex, most have been rebuilt, updated or overhauled. Calculating locomotive age from the date of rebuild, the Company's locomotives have an average age of 26 years. The Company's availability rate with respect to its locomotive fleet was 90.0% in 1997.

                                  FREIGHT CARS

                                                                  PER DIEM
                                                                   SHARING
                 TYPE                          OWNED    LEASED  ARRANGEMENTS   TOTAL
                 ----                          -----    ------  ------------   -----
        Hopper cars.........................     32        674        103        809
        Flat cars...........................    104         74        643        821
        Gondola cars........................     --         54        525        579
        Box cars............................     24        151      1,032      1,207
                                               ----        ---      -----      -----
            Total...........................    160        953      2,303      3,416
                                                ===        ===      =====      =====

    The Company has entered into per diem sharing arrangements covering 2,303 cars as of February 28, 1998. Under these arrangements, the Company agrees to place the freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on one of its railroads. In addition, car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's.

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

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the executive officers of the Company.

 NAME                                     AGE   POSITION
 ----                                     ---   --------
 Bruce M. Flohr........................   58    Chairman   of  the  Board,   Chief   Executive
                                                Officer, and Director
 Laura D. Davies ......................   39    Vice   President-Finance,    Chief   Financial
                                                Officer and Director
 Michael T. Brigham....................   51    Vice President-Sales and Marketing
 James R. Davis........................   38    Vice President-Operations (Interim)
 James C. Dodge........................   44    Vice President-Chief Engineer
 Michael A. Nosil......................   50    Vice President-Administration
 Greg B. Petersen .....................   34    Vice President-Corporate Development
 James H. Wagner.......................   54    Vice President-Chief Mechanical Officer

    Mr. Flohr founded RailTex in 1977 and has served as Chairman of the Board of Directors, and Chief Executive Officer since that date. From 1977 to October 1995, Mr. Flohr also served as President of RailTex. From 1975 through 1977, Mr. Flohr held the positions of Deputy Administrator and Acting Administrator of the Federal Railroad Administration in Washington, DC. In those positions he had primary responsibility for rail safety, operation of the Alaska Railroad, and operation of the Transportation Test Center at Pueblo, Colorado. Mr. Flohr was employed by the Southern Pacific Transportation Company from 1965 through 1975 and served as Division Superintendent of its San Antonio Division from 1971 through 1975. He is a founder and past Chairman of the Regional Railroads of America and is a Director of the Association of American Railroads. Mr. Flohr is also a director of Harmon Industries, Inc. and Transportation Technology Center, Inc.

    Mrs. Davies has served as Vice President-Finance and Chief Financial Officer since July 1995. Mrs. Davies was Vice President-Finance of RailTex Service Co., Inc. ("RSC"), a subsidiary of RailTex from February 1995 to June 1995 and as Controller of RSC since 1986. She was elected to be a Director of RailTex in June 1996. Mrs. Davies is a Certified Public Accountant and from 1981 to 1986 was employed by Arthur Andersen LLP.

    Mr. Brigham has served as Vice President-Sales and Marketing of RSC since October, 1995. Mr. Brigham was Regional General Manager of RSC from 1993 to October, 1995. From 1991 to 1993, Mr. Brigham was General Manager of the ISRR. From 1989 to 1991, Mr. Brigham was General Manager of the GAAB, the NEKM and the TNER. Mr. Brigham joined RailTex in 1987 as Marketing Manager on the AUNW. Prior to joining RailTex, Mr. Brigham was employed by the Missouri-Kansas-Texas Railroad in the marketing department from 1973 to 1987.


    Mr. Davis has served as Interim Vice President-Operations of RSC since September, 1997. From 1996 to September 1997, Mr. Davis served as Regional General Manager. Mr. Davis was the General Manager of the New England Central from 1994 to 1996. From 1991 to 1994, he was General Manager of the Georgia Southwestern. From 1990 to 1991, he was General Manager of the Chesapeake and Albemarle. Prior to joining RailTex, Mr. Davis was with Union Pacific Railroad from 1988 to 1990 as Manager of Train & Industry Operations. From 1981 to 1988, Mr. Davis was employed by Missouri-Kansas-Texas Railroad most recently as Trainmaster.


    Mr. Dodge has served as Vice President-Chief Engineer of RSC since August, 1997. Mr. Dodge was Assistant Vice President and Chief Engineer of RSC from April 1995 to August 1997. Prior to joining RailTex, Mr. Dodge was with the Atchison, Topeka and Santa Fe Railway Company for 20 years, most recently as General Director Maintenance Planning.

    Mr. Nosil has served as Vice President-Administration of RSC since September, 1997. From June 1996 to September 1997, Mr. Nosil was Vice President-Human Resources. Prior to joining RailTex, Mr. Nosil was managing consultant for Hewitt Associates, LLC, a major international human resource consulting firm, from 1993 to 1996. From 1975 to 1992, Mr. Nosil was employed by La Quinta Motor Inns, Inc., most recently as Vice President of Human Resources. Mr. Nosil was plant personnel manager in Arlington, Texas for NCR Corporation from 1972 to 1975.

    Mr. Petersen has served as Vice President-Corporate Development of RSC since June, 1997. Prior to joining RailTex, from 1989 to 1997, Mr. Petersen served in a variety of corporate development positions with AMR, Inc. and its subsidiary, American Airlines, most recently as Managing Director, Corporate Development.


    Mr. Wagner has served as Vice President-Chief Mechanical Officer of RSC since August, 1997. Mr Wagner was Chief Mechanical Officer from January 1997 to August 1997. Prior to joining RailTex, Mr. Wagner was with Southern Pacific Transportation from 1962 to 1996, most recently as Vice President and Chief Mechanical Officer.

    The executive officers of the Company serve at the discretion of the Company's Board of Directors.


             The remainder of this page is intentionally left blank

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RTEX". The following table sets forth, for the periods indicated, the high and low sales price per share of the Company's Common Stock as quoted on the Nasdaq National Market.

                                                          PRICE PER SHARE
                                                          ---------------
                                                          HIGH       LOW
                                                          ----       ---
        1996
           First Quarter.............................   $25 5/8     $20 1/4
           Second Quarter............................    25 3/4      23 1/4
           Third Quarter.............................    26 1/2      21 1/2
           Fourth Quarter............................    27 3/8      19 3/4

        1997
           First Quarter.............................   $25 1/4     $16
           Second Quarter............................    19 1/2      13 3/4
           Third Quarter.............................    20 1/4      15
           Fourth Quarter............................    19 3/8      13 7/8

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

    As of March 20, 1998, the Company had 9,186,199 shares of Common Stock outstanding and there were 415 shareholders of record.

        ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA


                                                                 YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------
                                                 1993         1994         1995         1996         1997
                                               --------    --------     ---------     ------        -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
SUMMARY OF INCOME STATEMENT DATA:
Operating revenues .........................  $  59,849    $  74,528    $ 107,841    $ 121,106    $ 148,791
Operating expenses .........................    (49,534)     (61,351)     (90,046)     (99,065)    (125,790)
                                              ---------    ---------    ---------    ---------    ---------
Operating income before Special Charge .....     10,315       13,177       17,795       22,041       23,001
Special Charge (1) .........................       --           --         (2,140)        --           --
                                              ---------    ---------    ---------    ---------    ---------
Operating income ...........................     10,315       13,177       15,655       22,041       23,001
Interest expense ...........................     (4,719)      (2,965)      (5,696)      (6,893)     (10,527)
Other income, net ..........................        504        1,287        1,715        1,521        4,198
                                              ---------    ---------    ---------    ---------    ---------
Income before taxes ........................      6,100       11,499       11,674       16,669       16,672
Income taxes ...............................     (2,467)      (4,618)      (4,776)      (6,708)      (6,048)
                                              ---------    ---------    ---------    ---------    ---------
Net income..................................  $   3,633    $   6,881    $   6,898    $   9,961    $  10,624
                                              =========    =========    =========    =========    =========

PER SHARE DATA (2):
Basic earnings per share....................  $    0.73    $    0.96    $    0.79    $    1.09     $    1.16
                                              =========    =========    =========    =========     =========
Weighted average number of basic shares of
   Common Stock (in thousands) .............      4,991        7,157        8,699        9,112         9,153
Diluted earnings per share..................  $    0.65    $    0.88    $    0.78    $    1.08     $    1.15
                                              =========    =========    =========    =========     =========
Weighted average number of diluted shares of
   Common Stock (in thousands) .............      5,621        7,820        8,897        9,231         9,222

OPERATING DATA:
Total track mileage (3) ....................      2,496        2,713        3,390        3,431         3,884
Total carloads .............................    222,909      253,163      318,187      359,669       488,264
Total employees (3) ........................        402          505          681          720           873
Operating revenues per mile (3) ............  $  23,978    $  27,471    $  31,812    $  35,298     $  38,309
Operating revenues per carload .............  $     268    $     294    $     339    $     337     $     305
Operating revenues per employee ............  $ 148,878    $ 147,580    $ 158,357    $ 168,203     $ 170,436
Carloads per mile (3) ......................         89           93           94          105           126
Carloads per employee (3) ..................        555          501          467          500           559
Labor ratio (4) ............................       30.6%        29.1%        30.3%        28.9%         30.9%
Operating ratio before Special Charge (5)  .       82.8%        82.3%        83.5%        81.8%         84.5%
Operating ratio after Special Charge (5) ...       82.8%        82.3%        85.5%        81.8%         84.5%

BALANCE SHEET DATA AS OF PERIOD END:
Total assets ...............................  $ 113,303    $ 139,656    $ 204,982    $ 269,470     $ 319,908
Long-term debt .............................     29,310       43,389       58,911       98,704       125,656
Shareholders' equity .......................     65,671       72,382      112,602      122,703       133,258

------------------
(1)     A result of the disposition of a railroad.

(2) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective December 15, 1997 and as a result reported earnings per share for 1993, 1994, 1995 and 1996 were restated.

(3) Total track mileage and total employees are calculated based on weighted monthly averages over the respective periods.

(4) Labor ratio equals labor expenses divided by operating revenues. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

(5) Operating ratio equals operating expenses divided by operating revenues. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONNECTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

FORWARD-LOOKING STATEMENTS


    This section contains forward-looking statements that are based on current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcome and results may differ materially from what is expressed in such forward-looking statements.

GENERAL

    The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles of track operated by RailTex has grown to more than 3,900 at December 31, 1997.

    The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, contracts to operate such assets under management agreements and purchase of railroad company common stock. These arrangements typically relate only to the physical assets of the railroad property; and except for the purchase of the Indiana & Ohio Rail Corp. ("INOH"), the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the workforce necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

    For 1997, New Railroad Properties include the INOH, the Connecticut Southern Railroad ("CSOR"), the Ontario L'Orignal Railway, Inc. ("OLOR"), the Pittsburgh Industrial Railroad, Inc. ("PIRR") and the Detroit, Toledo and Ironton ("DTI").

RECENT DEVELOPMENTS

    The Company has been impacted by the congestion the Union Pacific Railroad ("UP") is experiencing primarily through car supply issues and increased operating expenses due to overtime associated with running trains on unscheduled days and delays caused by waiting for access to UP yards. Additionally, revenues have been lost to other modes of transportation as customers avoid the service problems caused by the UP congestion. At this time, the Company is unable to estimate the total impact of these issues on its results of operations. To the extent that the UP problems continue or worsen, the Company's results of operations could be materially adversely impacted.

    During 1997, certain Asian countries experienced a financial crisis resulting in the devaluation of their currencies. The Asian crisis increased speculation that the Brazilian currency ("Real") would be devalued. In response to the Asian crisis, the Brazilian government invoked certain fiscal measures, including raising the domestic interest rate in Brazil, in an effort to stabilize the Real. Although the Real continues to gradually decline relative to the U.S. dollar, the government's measures averted a significant devaluation of the Real. However, there can be no assurances that these measures will prevent future currency devaluations. In addition, it is generally believed that the increase in domestic interest rates may slow economic growth in Brazil, which could impact the growth potential for the Ferrovia Centro Atlantica, S.A. ("FCA") and Ferrovia Sul Atlantico, S.A. ("FSA").

    Additionally, the economic uncertainty related to Brazil has impacted the ability of FCA and FSA to finance short-term capital needs. To the extent that this situation continues and the FCA or the FSA is unable to externally finance working capital or vital capital expenditures, the respective Board of Directors of FCA and FSA may implement a call for additional capital contributions from the existing shareholders. While the Company is not obligated to contribute additional capital, in the event the Company does not participate in the capital call, its equity percentage could be diluted.

    As a result of the gradual decline in the Real since the time the Company originally invested in FCA and FSA, the Company recorded a charge of $2.1 million against its investments in FCA and FSA in 1997. The Company believes it will be able to recoup the carrying value of its investments in FCA and FSA, which totaled $17.8 million as of December 31, 1997, however, dependent upon the ultimate outcome of the events and conditions discussed above, the financial condition of the Company could be adversely affected.

    As a result of the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from the New England Central Railroad, Inc. ("NECR") and the Indiana Southern Railroad, Inc. ("ISRR"), wholly owned subsidiaries of RailTex, Inc. Filings made by CSX and NS with the Surface Transportation Board ("STB") indicated that traffic with revenues of approximately $1.6 million will be diverted from the NECR. NECR estimates that traffic with revenues of as much as $8.0 million and the ISRR estimates that traffic with revenues of $1.5 million could be diverted on an annual basis. In addition, the INOH , a wholly owned subsidiary of RailTex, Inc., believes the division of rail lines between CSX and NS will cause operating inefficiencies for INOH. As a result, NECR, ISRR and INOH have filed requests with the STB for limited trackage rights to remedy the potential loss of revenue and rectify operating inefficiencies. The Company is unable to predict the final outcome of these filings at this time.

    In order to improve its overall profitability and financial returns, the Company has performed an analysis of its portfolio railroad properties with the objective of identifying those properties which do not meet the Company's overall financial objectives and which do not offer significant revenue or operating expansion opportunities. The Company is currently pursuing its alternatives with respect to these properties, which may include possible sale of the railroad property.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    The Company's net income increased by $663,000, or 6.7%, to $10.6 million in 1997 from $10.0 in the prior year, basic earnings per share increased by 6.4% to $1.16 from $1.09 in the prior year and diluted earnings per share increased by 6.5% to $1.15 from $1.08 in the prior year.

    OPERATING REVENUES. Operating revenues in 1997 increased by $27.7 million, or 22.9%, to $148.8 million from $121.1 million in the prior year. Operating revenues attributable to New Railroad Properties accounted for 79.4% of this increase. Operating revenues for Comparable Railroad Properties increased $7.0 million, or 6.1%. Corporate operating revenues decreased by $904,000, or 106.0%. Carloads transported increased by 128,595 carloads, or 35.8%, to 488,264 carloads from 359,669 carloads in the prior year. Carloads attributable to New Railroad Properties accounted for 85.6% of this increase while carloads attributable to Comparable Railroad Properties increased by 19,642 or 5.7% from the prior year.

    Freight operating revenues in 1997 increased by $25.0 million, or 24.3%, to $128.0 million from $103.0 million in the prior year. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the years ended December 31, 1997 and 1996.

                  FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP

                                                       FREIGHT REVENUES                          CARLOADS
                                           --------------------------------------  -----------------------------------  AVEAGE
                                                   1997                1996             1997               1996         FREIGHT
                                           ------------------   -----------------  ----------------    ---------------  REVENUES PER
                                                      (DOLLARS IN THOUSANDS)                                            CARLOAD (1)
                                                         %OF                % OF               % OF              % OF   ------------
COMMODITY  GROUP                            DOLLARS     TOTAL    DOLLARS    TOTAL   NUMBER     TOTAL    NUMBER   TOTAL   1997  1996
                                           --------     -----   --------    -----   ------     ------   ------   -----   ----- ----
Lumber and forest products ..............  $ 24,155      18.9%  $ 21,811    21.2%   63,903      13.1%   57,456    16.0%  $378  $380
Coal.....................................    18,937      14.8     16,240    15.8    99,322      20.3    84,957    23.6    191   191
Chemicals................................    15,120      11.8     11,484    11.1    47,066       9.6    33,221     9.2    321   346
Scrap paper & paper products ............    12,113       9.5      9,758     9.5    33,996       7.0    24,075     6.7    356   405
Farm products............................    10,269       8.0      8,986     8.7    40,276       8.2    34,767     9.7    255   258
Scrap metal & metal products ............    10,107       7.9      7,419     7.2    37,354       7.7    23,231     6.5    271   319
Food products ...........................     6,461       5.0      5,944     5.8    24,625       5.0    22,049     6.1    262   270
Non-metallic ores .......................     6,346       5.0      6,898     6.7    35,511       7.3    36,365    10.1    179   190
Autos and auto parts ....................     5,385       4.2        478     0.5    31,003       6.3       738     0.2    174   647
Petroleum products ......................     5,375       4.2      4,767     4.6    14,162       2.9    11,623     3.2    380   410
Mineral & stone .........................     5,228       4.1      5,008     4.9    15,457       3.2    14,306     4.0    338   350
Railroad equipment ......................     3,900       3.0      1,374     1.3    24,901       5.1     7,284     2.0    157   189
Other ...................................     4,618       3.6      2,850     2.7    20,688       4.3     9,597     2.7    223   297
                                           --------     -----   --------    -----   ------     ------   ------   -----
                                           $128,014     100.0%  $103,017   100.0%  488,264     100.0%  359,669   100.0%  $262  $286
                                           ========     =====   ========   =====   =======     =====   =======   =====

---------------
(1) Calculated as freight revenues divided by carloads.

    Approximately $20.0 million, or 79.9%, of the $25.0 million increase in freight operating revenues in 1997 is attributable to New Railroad Properties. These properties added approximately 110,109 carloads consisting primarily of auto and auto parts (30,239), railroad equipment (19,167), scrap metal and metal products (13,377), chemicals (11,559), scrap paper and paper products (7,438), farm products (6,423) and other (9,703). Freight revenues for Comparable Railroad Properties in 1997 increased by $5.4 million, or 5.5%, while carloadings for Comparable Railroad Properties increased 19,642, or 5.7%, consisting primarily of coal due to a new customer at one of the Company's properties.

    Average freight revenues per carload decreased by $24, primarily due to more bridge traffic, as a percent of total freight revenues in 1997. Bridge revenue, as a percentage of total freight revenues, increased to 13.2% from 4.2% in 1996. This increase reflects the higher level of bridge traffic at our New Railroad Properties relative to Comparable Railroad Properties.

    Non-freight operating revenues in 1997 increased by $2.7 million, or 14.9%, to $20.8 million from $18.1 million in the prior year. Non-freight operating revenues include joint facilities, switching, demurrage, car hire, and car repair services performed for third parties and lease income. These revenues contributed 14.0% and 14.9% of operating revenues in 1997 and 1996, respectively. New Railroad Properties contributed approximately 75.2% of the increase. Non-freight revenues for Comparable Railroad Properties increased approximately $1.6 million, or 10.0%, primarily as a result of increased car repair, switching, car hire and other income which were partially offset by a decrease in demurrage. These increases were offset by approximately $904,000, primarily a result of a one time transaction fee income in connection with the Company's investments in Brazil and higher logistics contract income in the prior year.

    OPERATING EXPENSES. Operating expenses in 1997 increased by $26.7 million, or 27.0%, to $125.8 million from $99.1 million in the prior year. New Railroad Properties represent 77.5% of the increase in expenses. Operating expenses for Comparable Railroad Properties increased by approximately $665,000, or 0.8%, and corporate operating expenses increased by $6.3 million, or 46.7%, primarily due to increases in labor and benefits, casualties and insurance, depreciation and amortization and other expenses. The Company's operating ratio (operating expenses divided by operating revenues) increased for the year to 84.5% compared to 81.8% in the prior year, primarily as a result of expenses associated with the start-up of recently acquired railroad properties. The Company's operating ratio for Comparable Railroad Properties improved to 74.2%, compared to 76.5% in the prior year.

        The following table sets forth a comparison of the Company's operating expenses during 1997 and 1996, in dollars and as a percentage of operating revenues.

                          OPERATING EXPENSES COMPARISON
                             (DOLLARS IN THOUSANDS)

                                         1997                 1996
                                  ----------------      ----------------
Labor and benefits............... $  45,973   30.9%      $35,025    28.9%
Equipment rents..................    16,192   10.9        13,845    11.5
Depreciation and amortization....    12,940    8.7        10,147     8.4
Diesel fuel......................    11,334    7.6         9,307     7.7
Purchased services...............     9,288    6.2         8,129     6.7
Casualties and insurance.........     6,323    4.2         5,867     4.8
Materials........................     5,713    3.8         4,387     3.6
Joint facilities.................     4,912    3.3         2,430     2.0
Other............................    13,115    8.8         9,928     8.2
                                 ----------  -----     ---------   -----
     Total.......................  $125,790   84.5%      $99,065    81.8%
                                 ==========  =====     =========   =====

    Labor and benefits in 1997 increased by $10.9 million, or 31.3%, to $46.0 million from $35.0 million in the prior year. Labor and benefits attributable to New Railroad Properties accounted for 63.5% of the overall increase. Labor and benefits for Comparable Railroad Properties increased by $2.7 million, or 9.8%, reflecting increased profit sharing incentives to employees of Comparable Railroad Properties as a result of increased profitability of those railroads, increased overtime related to increased traffic volumes on certain railroads, and the maintenance of track and signal by employees rather than contract forces on certain railroads. The remainder of the increase is due to an increase in employment at the Company's corporate headquarters.

    Equipment rents in 1997 increased by $2.3 million, or 17%, to $16.2 million from $13.8 million in the prior year. Equipment rents attributable to New Railroad Properties increased $3.5 million. Equipment rents for Comparable Railroad Properties decreased by $1.2 million, or 8.9%, due primarily to decreased car hire expense.

    Depreciation and amortization in 1997 increased by $2.8 million, or 27.5%, to $12.9 million from $10.1 million in the prior year. New Railroad Properties accounted for 47.5% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties, increased locomotive depreciation related to fleet expansion and depreciation of new computer hardware and software.

    Diesel fuel expense in 1997 increased by $2.0 million, or 21.8%, to $11.3 million from $9.3 million in the prior year. New Railroad Properties accounted for 94.6% of this increase. Diesel fuel expense for Comparable Railroad Properties remained relatively flat, due to a combination of increased consumption related to increased carloadings and lower fuel prices during the current year. The Company has taken several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 36.0% of the Company's estimated annual fuel consumption.

    Purchased services in 1997 increased by $1.2 million, or 14.3%, to $9.3 million from $8.1 million in the prior year. Purchased services attributable to New Railroad Properties accounted for 59.5% of this increase. Purchased services for Comparable Railroad Properties decreased by approximately $104,000, or 1.7%. The remainder is primarily due to increased headquarters' expense due in part to certain non-recurring expenses.

    Casualties and insurance expense in 1997 increased by approximately $456,000, or 7.8%, to $6.3 million from $5.9 million in the prior year. New Railroad Properties increased by approximately $665,000 while casualties and insurance expense for Comparable Railroad Properties decreased by $1.4 million, or 26.5% due to fewer incidents and derailments in the current year. Casualties and insurance expense increased by $1.2 million in corporate self-insured retention and litigation liability reserves.

    Materials expense in 1997 increased by $1.3 million, or 30.2%, to $5.7 million from $4.4 million in the prior year. Materials costs associated with New Railroad Properties accounted for 42.9% of the increase. Materials expense for Comparable Railroad Properties increased by approximately $438,000, or 11.6%, primarily as a result of increased car repair activity in the current year. The remainder of the increase is due to an increase in locomotive repair materials.

    Joint facilities expense in 1997 increased by $2.5 million, or 102.1%, to $4.9 million from $2.4 million in the prior year. Joint facilities expense increased by $2.7 million reflecting the higher level of joint facilities expense for New Railroad Properties relative to Comparable Railroad Properties. Joint facilities expense for Comparable Railroad Properties decreased by approximately $227,000, or 11.9%, due primarily to a decrease in switching charges and haulage fees.

    Other expenses in 1997, increased by $3.2 million, or 32.1%, to $13.1 million from $9.9 million in the prior year. Other expenses for New Railroad Properties accounted for 73.5% of this increase. Other expenses for Comparable Railroad Properties increased by approximately $367,000, or 5.6%, primarily due to an increase in property taxes and travel. Corporate other expenses increased by approximately $826,000, or 28.6%, primarily due to an increase in corporate travel and communications.

    INTEREST EXPENSE. Interest expense in 1997 increased by $3.6 million, or 52.7%, to $10.5 million from $6.9 million in the prior year due to borrowings totaling $42.0 million to fund the acquisition of New Railroad Properties and an additional $21.2 million to fund the Company's equity investments in Brazil.

    OTHER INCOME. Other income in 1997 increased by $2.7 million, or 176.0%, to $4.2 million from $1.5 million in the prior year primarily due to the completion of the sale of certain railroad real estate which resulted in a gain of $4.5 million which was offset by a $2.1 million charge against the Company's two investments in Brazil.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    The Company's net income increased by $1.7 million, or 20.1%, to $10.0 million in 1996 excluding the impact of a special charge ("Special Charge") recorded in 1995, representing the write down in the amount of $2,140,000 before taxes ($1,389,000 or $0.16 per basic share after taxes and $0.15 per diluted share after taxes) to reflect the unamortized value of leasehold improvements of the Austin and Northwestern Railroad ("AUNW"), which ceased operations in May 1996. Basic earnings per share and diluted earnings per share both increased by approximately 16.0%, excluding Special Charge, to $1.09 and $1.08, respectively. Including the Special Charge recorded in 1995, the Company's net income increased by $3.0 million, or 44.0%, to $10.0 million from $6.9 million in the prior year and basic earnings per share increased 38.0% to $1.09 from $0.79 in the prior year.

    The following table compares operating revenues, operating expenses, operating income and income before income taxes, excluding the Special Charge, for the years ended December 31, 1996 and 1995, (in thousands):

                                               1996        1995
                                            ---------   ---------
           Operating revenues............... $121,106    $107,841
           Operating expenses...............  (99,065)    (90,046)
                                            ---------   ---------
           Operating income.................   22,041      17,795
           Other income (expense)...........   (5,372)     (3,981)
                                            ---------   ---------
           Income before income taxes....... $ 16,669    $ 13,814
                                             ========    ========

    OPERATING REVENUES. Operating revenues in 1996 increased by $13.3 million, or 12.3%, to $121.1 million from $107.8 million in the prior year. Operating revenues attributable to New Railroad Properties accounted for 60.3% of this increase. Operating revenues for Comparable Railroad Properties increased by $5.5 million, or 6.2%. Carloads transported increased by 41,482 carloads, or 13.0%, to 359,669 carloads from 318,187 carloads in the prior year. Carloads attributable to New Railroad Properties accounted for 48.9% of this increase while carloads attributable to Comparable Railroad Properties increased by 8.3% over the prior year.

    Freight operating revenues in 1996 increased by $11.1 million, or 12.1%, to $103.0 million from $91.9 million in the prior year. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the years ended December 31, 1996 and 1995.

           FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP

                                                       FREIGHT REVENUES                          CARLOADS
                                           --------------------------------------  -----------------------------------   AVERAGE
                                                   1996                1995             1996               1995          FREIGHT
                                           ------------------   -----------------  ----------------    ---------------  REVENUES PER
                                                      (DOLLARS IN THOUSANDS)                                             CARLOAD (1)
                                                         %OF                % OF               % OF              % OF    -----------
COMMODITY  GROUP                           DOLLARS     TOTAL   DOLLARS     TOTAL    NUMBER     TOTAL    NUMBER   TOTAL   1996  1995
                                         ---------    ------  --------    ------   --------   -------  --------  ------  -----------
Lumber and forest products .............  $21,811      21.2%  $18,875      20.5%    57,456      16.0%   46,748    14.7%   $380  $404
Coal ...................................   16,240      15.8    15,307      16.7     84,957      23.6    72,864    22.9     191   210
Chemicals ..............................   11,484      11.1     9,652      10.5     33,221       9.2    29,361     9.2     346   329
Scrap paper & paper products ...........    9,758       9.5     9,452      10.3     24,075       6.7    22,724     7.1     405   416
Scrap metal & metal products ...........    7,419       7.2     7,808       8.5     23,231       6.5    24,347     7.7     319   321
Farm products ..........................    8,986       8.7     7,476       8.1     34,767       9.7    31,754    10.0     258   235
Non-metallic ores ......................    6,898       6.7     5,980       6.5     36,365      10.1    32,246    10.1     190   185
Food products ..........................    5,944       5.8     4,954       5.4     22,049       6.1    19,837     6.2     270   250
Petroleum products .....................    4,767       4.6     4,592       5.0     11,623       3.2    10,476     3.3     410   438
Minerals and stone .....................    5,008       4.9     3,983       4.3     14,306       4.0    13,659     4.3     350   292
Other ..................................    4,702       4.5     3,830       4.2     17,619       4.9    14,171     4.5     267   270
                                         --------     -----   -------     -----    -------     -----   -------   -----
     Total.............................. $103,017     100.0%  $91,909     100.0%   359,669     100.0%  318,187   100.0%   $286  $289
                                         ========     =====   =======     =====    =======     =====   =======   =====

--------------
(1) Calculated as freight revenues divided by carloads.

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

    Non-freight operating revenues in 1996 increased by $2.2 million, or 13.8%, to $18.1 million from $15.9 million in the prior year. Non-freight operating revenues include joint facilities, switching, demurrage, car hire, car repair and track maintenance services performed for third parties and lease income. These revenues contributed 14.9% and 14.8% of operating revenues in 1996 and 1995, respectively. New Railroad Properties contributed approximately $550,000, or 25.0%, of the increase, primarily as a result of demurrage, car hire income and joint facility income. Non-freight revenues for Comparable Railroad Properties increased by $1.1 million, or 9.2%, primarily as a result of increased car hire, switching, demurrage and other income which were partially offset by decreases in car repair income.

    OPERATING EXPENSES. Operating expenses, excluding the effects of the Special Charge recorded in 1995, increased by $9.0 million, or 10.0%, to $99.1 million from $90.1 million in the prior year. The Company's operating ratio (operating expenses divided by operating revenues), decreased for the year, to 81.8%, compared to 83.5% in the prior year. New Railroad Properties represent 73.5% of the increase in expenses. The remainder of the increase is attributable to a 2.6% increase in expenses for Comparable Railroad Properties and a 12.7% increase in corporate expenses including depreciation expense on locomotives acquired for New Railroad Properties.

    The following table sets forth a comparison of the Company's operating expenses during 1996 and 1995, in dollars and as a percentage of operating revenues.

                          OPERATING EXPENSES COMPARISON
                             (DOLLARS IN THOUSANDS)

                                                  1996                 1995
                                            ---------------     ----------------
Labor and benefits........................  $35,025    28.9%     $32,662   30.3%
Equipment rents...........................   13,845    11.5       14,170   13.2
Depreciation and amortization.............   10,147     8.4        8,237    7.6
Diesel fuel...............................    9,307     7.7        7,666    7.1
Purchased services........................    8,129     6.7        6,179    5.7
Casualties and insurance..................    5,867     4.8        5,607    5.2
Materials.................................    4,387     3.6        4,880    4.5
Joint facilities..........................    2,430     2.0        1,712    1.6
Other.....................................    9,928     8.2        8,933    8.3
                                            -------    ----      -------  -----
     Total excluding Special Charge.......   99,065    81.8       90,046   83.5
Special Charge............................     --        --        2,140    2.0
                                            -------    ----      -------  -----
     Total................................  $99,065    81.8%     $92,186  85.5%
                                            =======    ====      =======  =====

    Labor and benefits in 1996 increased by $2.4 million, or 7.4%, to $35.0 million from $32.6 million in the prior year. Labor and benefits attributable to New Railroad Properties increased by $2.3 million and accounted for 95.8% of the overall increase. Labor and benefits for Comparable Railroad Properties increased by approximately $200,000, or only 1.0%, despite the 8.0% increase in carloadings.

    Equipment rents in 1996 decreased by approximately $325,000, or 2.3%, to $13.8 million from $14.2 million in the prior year. Equipment rents attributable to New Railroad Properties increased by $1.1 million, or 37.2%. Equipment rents for Comparable Railroad Properties decreased by 3.3% due primarily to decreased car hire expense. The decrease in car hire expense is due to certain per diem sharing arrangements under which the Company has placed over 2,300 freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on its railroads. In addition, the car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's. The remainder of the decrease is due primarily to the AUNW which ceased operations in May 1996.

    Depreciation and amortization in 1996 increased by $1.9 million, or 23.2%, to $10.1 million from $8.2 million in the prior year. Depreciation and amortization attributable to New Railroad Properties accounted for 30.3% of this increase. The remainder is due to capital projects completed for Comparable Railroad Properties, increased locomotive depreciation related to fleet expansion and depreciation of new computer hardware and software.

    Diesel fuel expense in 1996 increased by $1.7 million, or 22.4%, to $9.3 million from $7.6 million in the prior year. New Railroad Properties accounted for 49.1% of this increase. Diesel fuel expense for Comparable Railroad Properties increased by approximately $880,000, or 13.5%, due to a combination of increased consumption related to increased carloadings and higher fuel prices during the current year. The Company's average fuel cost per gallon increased by approximately $0.10 per gallon, or 14.5%, in 1996.

    Purchased services in 1996 increased by $1.9 million, or 30.6%, to $8.1 million from $6.2 million in the prior year. Purchased services attributable to New Railroad Properties accounted for 16.2% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $978,000, or 19.5%, due primarily to increased contract labor related to maintenance of way, locomotive repairs and warehousing activities. The remainder is primarily due to increased headquarters' computer services expense.

    Casualties and insurance expense in 1996 increased by approximately $260,000, or 4.6%, to $5.9 million from $5.6 million in the prior year. New Railroad Properties accounted for 51.9% of the increase. Casualties and insurance expense for Comparable Railroad Properties increased by approximately $690,000, or 15.7%, related to higher casualty expenses primarily related to derailments and a personal injury which resulted in a fatality. The increase for Comparable Railroad Properties was partially offset by adjustments to headquarters' self insured retention liability.

    Materials expense in 1996 decreased by approximately $490,000, or 10.0%, to $4.4 million from $4.9 million in the prior year. Materials expense for New Railroad Properties increased by approximately $205,000. Materials expense for Comparable Railroad Properties decreased by approximately $910,000, or 23.0%, primarily as a result of decreased car repair and locomotive repair materials in the current year. The remainder of the change is due to an increase of approximately $200,000 in headquarters' expenses attributable to increased spending on locomotives related to new acquisitions and locomotives leased from third parties.

    Joint facilities expense in 1996 increased by approximately $718,000, or 41.9% to 2.4 million from 1.7 million in the prior year. Joint facilites expense for New Railroad Properties accounted for approximately $523,000 of the increase reflecting the higher level of joint facilities expense for New Railroad Properties relative to Comparable Railroad Properties. Joint facilities expense for Comparable Railroad Properties increased by approximately $195,000 or 11.4% due primarily to an increase in switching charges and trackage right fees. Trackage rights expense increased due to the track lease and operating rights agreement with a connecting Class I carrier on GSWR (See "Properties").

    Other expenses in 1996 increased by $1.0 million, or 11.7%, to $9.9 million from $8.9 million in the prior year. Other expenses for New Railroad Properties accounted for 40.7% of this increase. Other expenses for Comparable Railroad Properties increased by approximately $24,000, or 0.4%, primarily due to increased bad debt expenses. The remainder of the increase is due to an approximately $644,000 increase in headquarters' expenses primarily attributable to the Company's growth.

    INTEREST EXPENSE. Interest expense in 1996 increased by $1.2 million, or 21.0%, to $6.9 million from $5.7 million in the prior year due to borrowings totaling $20.0 million to fund acquisitions and totaling $21.2 million to fund the Company's equity investments in Brazil.

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

    During 1997, the Company generated cash from operations of $25.8 million, borrowed a total of $7.0 million on its credit facilities and received $7.3 million from the sales of non-operating assets which was primarily used to fund capital expenditures in 1997 as follows (in thousands):


       Track............................................   16,020
       Locomotives......................................    7,973
       DTI track rehabilitation.........................    6,994
       Technology.......................................    1,966
       Other............................................    2,554
                                                         --------
                                                          $35,507
                                                         ========

    On February 15, 1997, a wholly owned subsidiary of INOH purchased substantially all of the assets of the former DTI from Grand Trunk Western Railroad, Inc., a subsidiary of CN, for $22.0 million. The Company spent an additional $4.0 million to fund the purchase of locomotives and other costs related to the DTI acquisition. The purchase price and related costs were financed under the Company's $75.0 million U.S. acquisition facility ("U.S. Acquisition Facility.") In connection with the purchase of the assets of the former DTI, the Company committed to return the former DTI track to Federal Railroad Administration Class IV Standard over a three year period. As shown in the table above, at December 31, 1997, the Company has spent approximately $7.0 million and expects to spend an additional $5.0 million on the rehabilitation project in 1998, which will be funded through cash flow from operations or borrowings under the Company's U.S. Acquisition Facility.

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

    At December 31, 1997, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $125.7 million, which constituted 48.5% of its total capitalization. Comparable figures at December 31, 1996 were $98.7 million and 44.6%, respectively.

    At December 31, 1997, availability under the U.S. Acquisition Facility, the U.S. Working Capital Facility, the CDN $25.0 million Canadian acquisition agreement, and the CDN $5.0 million Canadian working capital facility was, in U.S. dollars, $63.0 million, $6.0 million, $2.7 million and $17.5 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee.

    The Company currently anticipates that its maintenance capital expenditure requirements in 1998 for track, excluding DTI track rehabilitation, locomotives and equipment on properties it currently operates will be $22.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be $3.0 million.

    In connection with the lease of one of its railroad properties, the Company has committed to upgrade approximately 107 miles of track, net of abandonments, to Class II standards as defined by the FRA by October 1998; however, the Company is negotiating with the lessor to extend this period. Management now estimates the total cost of this upgrade to be $2.0 million, net of state funding.

    On August 4, 1995, the Company entered into a ten year Information Technology Services Agreement ("ITS Agreement") with Electronic Data Systems Corporation ("EDS"). Under the ITS Agreement, EDS is responsible for the management information systems of the Company, including developing, obtaining licenses for and maintaining new software for the Company, coordinating the acquisition and maintenance of computers and related equipment and coordinating the maintenance of the Company's existing software. The Company currently pays EDS $1.8 million annually which is subject to annual escalation based on the Consumer Price Index.

    Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At December 31, 1997, the Company was in compliance with all covenants.

    The Company believes its cash flow from operations together with available amounts under the U.S. Working Capital Facility and Canadian Working Capital Facility will allow it to meet its liquidity and capital expenditure requirements for railroads it currently operates through the expiration of these facilities in April 1999. The Company further believes that these facilities will be renewed and extended upon expiration.

INFLATION

    In recent years, inflation has not had a significant impact on the Company's operations. The Company's contracts with connecting carriers typically include clauses that adjust the Company's per car fees based on the STB's cost or inflation indices.

SEASONALITY

    Except for revenues from the shipment of farm products, which represent less than 10.0% of revenues, the Company's operating revenues from existing operations have not historically been subject to significant seasonal changes.

ACCOUNTING MATTERS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of this statement will not impact the Company's consolidated financial statement disclosures.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes this statement will not impact the Company's consolidated financial statement disclosures.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("FAS 132"). FAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not provide post-retirement or post-employment benefits to its employees.

    In April 1997, the Accounting Standards Executive Committee ("AcSEC") issued a proposed Statement of Position ("SOP"), "Reporting on the Costs of Start-up Activities." The proposed SOP would require all start-up activities, as defined, to be expensed as incurred. The Company currently capitalizes start-up activities associated with the acquisition of new railroad properties and amortizes these costs over five years. The Proposed SOP is expected to be approved in the second quarter of 1998 and to be effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application would be encouraged, initial application would be reported as a cumulative effect of a change in accounting principle, and restatement of previously issued financial statements would not be permitted. If the proposed SOP had been approved in 1997, the Company would have reported a cumulative effect of a change in accounting principle in the amount of $1.8 million, net of associated income taxes. Prospectively, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties if the SOP is ultimately approved.

YEAR 2000 COMPLIANCE

    The Company is currently in the process of evaluating its information technology infrastructure for the year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

    The Company is currently investigating the year 2000 compliance status of its suppliers and customers. If it appears that some of its suppliers will be unable to become year 2000 compliant, the Company will switch to suppliers that are already year 2000 compliant. However, if any of the Company's significant suppliers or customers, including Class I railroads, do not successfully and timely achieve year 2000 compliance the Company's business or operations may be adversely affected.

             The remainder of this page is intentionally left blank.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                    -----
RAILTEX, INC. AND SUBSIDIARIES:
   Report of Independent Public Accountants.........................  37
   Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995...............................  38
   Consolidated Balance Sheets as of December 31, 1997 and 1996.....  39
   Consolidated  Statements  of  Shareholders' Equity
     for the years ended  December 31, 1997, 1996 and 1995..........  40
   Consolidated Statements of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995.........................  41
   Notes to Consolidated Financial Statements.......................  42


                            QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)
                                   (unaudited)

                                    FIRST      SECOND     THIRD       FOURTH
                                   QUARTER     QUARTER    QUARTER     QUARTER
                                   -------    --------    -------     -------
  1997:
  Operating revenues.............  $34,175     $37,365    $37,970     $39,281
  Operating income...............    5,052       6,225      6,348       5,376
  Net income.....................    1,575       2,418      2,830       3,801
  Basic earnings per share.......     0.17        0.27       0.31        0.41
  Diluted earnings per share.....     0.17        0.26       0.31        0.41

  1996:
  Operating revenues.............  $28,609     $30,148    $29,857     $32,492
  Operating income...............    4,930       5,658      5,471       5,982
  Net income.....................    2,183       2,621      2,308       2,849
  Basic earnings per share.......     0.24        0.29       0.25        0.31
  Diluted earnings per share.....     0.24        0.28       0.25        0.31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of RailTex, Inc.:

    We have audited the accompanying consolidated balance sheets of RailTex, Inc. (a Texas corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RailTex, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP

    San Antonio, Texas
    February 4, 1998

                         RAILTEX, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                YEARS ENDED DECEMBER 31,
                                        -------------------------------------
                                          1997           1996           1995
                                        --------       --------      --------
OPERATING REVENUES....................  $148,791       $121,106      $107,841

OPERATING EXPENSES:
   Transportation.....................    54,361         39,006        33,523
   General and administrative.........    26,367         20,948        21,250
   Equipment..........................    17,954         15,718        15,828
   Maintenance of way.................    14,168         13,246        11,208
   Depreciation and amortization......    12,940         10,147         8,237
   Special Charge.....................        --             --         2,140
                                       ----------     ----------   ----------
      Total operating expenses........   125,790         99,065        92,186
                                       ---------      ---------     ---------
OPERATING INCOME......................    23,001         22,041        15,655
INTEREST EXPENSE......................   (10,527)        (6,893)       (5,696)
OTHER INCOME, net.....................     4,198          1,521         1,715
                                      ----------     ----------     ---------
INCOME BEFORE INCOME TAXES............    16,672         16,669        11,674
INCOME TAXES..........................    (6,048)        (6,708)       (4,776)
                                      ----------     ----------     ---------
NET INCOME............................ $  10,624      $   9,961     $   6,898
                                       =========      =========     =========
BASIC EARNINGS PER SHARE (Note 3).....$     1.16     $     1.09   $      0.79
                                      ==========     ==========   ===========
WEIGHTED AVERAGE NUMBER OF BASIC
  SHARES OF COMMON STOCK OUTSTANDING..     9,153          9,112         8,699
DILUTED EARNINGS PER SHARE (Note 3)...$     1.15     $     1.08   $      0.78
                                      ==========     ==========   ===========
WEIGHTED AVERAGE NUMBER OF DILUTED
  SHARES OF COMMON STOCK OUTSTANDING..     9,222          9,231         8,897

   The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                            --------------------
                     ASSETS                                   1997        1996
                                                            --------    --------
CURRENT ASSETS:
   Cash and cash equivalents .........................   $     570    $   2,108
   Accounts receivable, less doubtful receivables
     of $1,563 in 1997; $612 in 1996 .................      32,171       26,834
   Prepaid expenses ..................................       2,527        2,468
   Deferred tax assets, net ..........................       1,777        1,141
                                                         ---------    ---------
      Total current assets ...........................      37,045       32,551
PROPERTY AND EQUIPMENT, net ..........................     259,444      209,420
OTHER ASSETS:
   Investments in Brazilian railroad companies .......      17,809       21,380
   Other, net ........................................       5,610        6,119
                                                         ---------    ---------
      Total other assets .............................      23,419       27,499
      Total assets ...................................   $ 319,908    $ 269,470
                                                         =========    =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term notes payable ..........................   $     384    $     352
   Current portion of long-term debt .................       7,763        6,361
   Accounts payable ..................................      18,829       14,624
   Accrued liabilities ...............................      17,434       11,445
                                                         ---------    ---------
      Total current liabilities ......................      44,410       32,782
DEFERRED INCOME TAXES, NET ...........................      20,521       17,703
LONG-TERM DEBT .......................................     112,893       87,343
SENIOR SUBORDINATED NOTES PAYABLE ....................       5,000        5,000
OTHER LIABILITIES ....................................       3,826        3,939
                                                         ---------    ---------
      Total liabilities ..............................     186,650      146,767
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred Stock; $1.00 par value; 10 million
     shares authorized; no shares issued
     or outstanding ..................................        --           --
   Common Stock; $.10 par value; 30 million
     shares authorized; issued and outstanding
     9,160,924 in 1997; 9,124,290 in 1996 ............         916          912
   Paid-in capital ...................................      83,799       83,629
   Retained earnings .................................      48,901       38,277
   Cumulative translation adjustment .................        (358)        (115)
                                                         ---------    ---------
      Total shareholders' equity .....................     133,258      122,703
                                                         ---------    ---------

      Total liabilities and shareholders' equity .....   $ 319,908    $ 269,470
                                                         =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              COMMON STOCK
                                                         ---------------------
                                                            SHARES      $.10                              CUMULATIVE      TOTAL
                                                          ISSUED AND     PAR       PAID-IN     RETAINED   TRANSLATION  SHAREHOLDERS'
                                                         OUTSTANDING    VALUE      CAPITAL     EARNINGS    ADJUSTMENT     EQUITY
                                                         -----------   ------    -----------  ----------  -----------  -------------
BALANCE, December 31, 1994 ..........................       7,157       $ 716       $50,462      $21,418      $(214)      $  72,382
   Net income .......................................        --          --            --          6,898       --             6,898
   Exercise of stock options ........................         306          30         2,784         --         --             2,814
   Shares tendered and canceled in
     payment of exercised options ...................         (23)         (2)         --           --         --                (2)
   Conversion of senior subordinated
     notes payable ..................................         521          52         4,948         --         --             5,000
   Issuance of Common Stock .........................       1,150         115        25,245         --         --            25,360
   Cumulative effect of translation
     adjustment .....................................        --          --            --           --          150             150
                                                           ------       -----       -------      -------      -----       ---------
BALANCE, December 31, 1995 ..........................       9,111       $ 911       $83,439      $28,316      $ (64)      $ 112,602
   Net income .......................................        --          --            --          9,961       --             9,961
   Exercise of stock options ........................          13           1           190         --         --               191
   Cumulative effect of translation
     adjustment .....................................        --          --            --           --          (51)            (51)
                                                           ------       -----       -------      -------      -----       ---------
BALANCE, December 31, 1996 ..........................       9,124       $ 912       $83,629      $38,277      $(115)      $ 122,703
   Net income .......................................        --          --            --         10,624       --            10,624
   Exercise of stock options ........................          37           4           170         --         --               174
   Cumulative effect of translation
     adjustment .....................................        --          --            --           --         (243)           (243)
                                                           ------       -----       -------      -------      -----       ---------
BALANCE, December 31, 1997 ..........................       9,161       $ 916       $83,799      $48,901      $(358)      $ 133,258
                                                           ======       =====       =======      =======      =====       =========

       The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                    1997             1996               1995
                                                                 ----------       ---------          ---------
OPERATING ACTIVITIES:
   Net income ................................................   $ 10,624          $  9,961          $   6,898
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ..........................     12,940            10,147              8,237
      Special Charge .........................................       --                --                2,140
      Deferred income taxes ..................................      2,182             3,424              1,371
      Provision for losses on accounts receivable ............        638               783                544
      Amortization of deferred financing costs ...............        384               348                345
      Gain on sale of assets .................................     (6,771)           (1,280)            (1,599)
      Write down of investments ..............................      2,100              --                 --
      Other ..................................................       (275)             --                 --
      Changes in current assets and liabilities
       affecting operations--
         Accounts receivable .................................     (5,975)           (6,950)            (7,817)
         Prepaid expenses ....................................        (59)               51               (177)
         Accounts payable and accrued liabilities ............     10,109             7,035              7,824
                                                                 --------          --------          ---------
      Net cash provided by operating activities ..............     25,897            23,519             17,766
                                                                 --------          --------          ---------
INVESTING ACTIVITIES:
   Purchase of property and equipment ........................    (35,507)          (21,393)           (23,975)
   Proceeds from sale of property and
     equipment ...............................................      7,327             2,354              2,320
   Purchase of new properties and related
     equipment and other costs ...............................    (25,978)          (16,682)           (40,200)
   Purchase of investments in Brazilian
     railroad companies and related costs ....................     (1,362)          (21,775)              --
   Sale of preferred shares in Brazilian railroad company ....      2,758              --                 --
   Organization and acquisition costs ........................        (97)              (88)              (484)
   (Increase) decrease in other assets .......................       (152)             (917)                25
                                                                 --------          --------          ---------
      Net cash used in investing activities ..................    (53,011)          (58,501)           (62,314)
                                                                 --------          --------          ---------

FINANCING ACTIVITIES:
   Short-term notes payable, net .............................        218              (937)                27
   Proceeds from long-term debt ..............................     75,000            41,569            100,343
   Principal payments on long-term debt and capital leases ...    (53,398)           (5,197)           (81,144)
   Net increase in working capital facility ..................      4,000              --                 --
   Deferred financing costs ..................................       (369)             (465)              (521)
   Issuance of common stock ..................................         74                25             25,749
                                                                 --------          --------          ---------
      Net cash provided by financing activities ..............     25,525            34,995             44,454
                                                                 --------          --------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................         51               (35)                57
                                                                 --------          --------          ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......................     (1,538)              (22)               (37)
CASH AND CASH EQUIVALENTS, beginning of year .................      2,108             2,130              2,167
                                                                 --------          --------          ---------
CASH AND CASH EQUIVALENTS, end of year .......................   $    570          $  2,108          $   2,130
                                                                 ========          ========          =========

     The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    RailTex, Inc., through its subsidiaries, ("Company") operates short line freight railroads over more than 3,900 miles of track in 22 states, Canada and Mexico as of December 31, 1997. The Company also owns investments in two Brazilian railroads.

    The Company's strategy is to grow through (i) additions to its portfolio of short line railroad properties, primarily through strategic acquisitions of Class I railroad divestitures or independently owned short lines which complement RailTex's current base of railroad properties, (ii) creation of new business on currently owned properties, and (iii) improvement in the operating performance of newly added and currently operated properties.

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

CASH AND CASH EQUIVALENTS AND CONSOLIDATED STATEMENTS OF CASH FLOWS

    All short-term investments which mature in less than 90 days when purchased are considered cash equivalents. Cash equivalents are stated at cost, which approximates market value.

                         RAILTEX, INC. AND SUBSIDIARIES

Supplemental disclosures of cash flow information (in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1997        1996       1995
                                                                  -------     --------    -------
Cash paid during the year for:
   Interest...................................................... $ 8,962     $ 5,795     $ 4,715
   Income taxes..................................................   2,604       2,008       1,994
Non-cash investing and financing activities:

   Capital leases................................................   1,844         599         950
   Grants........................................................     352         859       1,224
   Conversion of senior subordinated notes payable...............     --           --       5,000
   Tax benefit from exercise of non-qualified stock options......     100          83       2,672
   Prepaid secondary offering costs..............................     --           --         247

    On June 4, 1996, the Company acquired 100.0% of the outstanding capital stock of Indiana & Ohio Rail Corp. for $8.9 million cash and the assumption of approximately $3.5 million of long-term debt and approximately $5.3 million of other liabilities (see Note 17). Fair value of the assets acquired was $17.7 million.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve the asset or extend asset lives, are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to income. Depreciation is computed using the straight-line method over periods ranging from 15 to 30 years for roadway and structures, five to 15 years for locomotives and other railroad equipment, and three to five years for other non-railroad equipment. Leasehold improvements are amortized over the life of the lease or the service lives of the improvements, whichever is shorter.

INVESTMENTS

    Investments represent minority interest in Ferrovia Centro Atlantica, S.A. ("FCA") and Ferrovia Sul Atlantico, S.A. ("FSA") (see Note 6) and are accounted for using the cost method of accounting and are valued at the lower of cost or market.

OTHER ASSETS

    Other assets primarily include deferred financing costs and organization and acquisition costs. Financing costs are amortized over the related loan terms using the effective interest method. Amortization of these costs is included in interest expense. Organization and acquisition costs are direct costs incurred in acquiring and licensing operating properties and consist of directly attributable legal and other costs. These costs are amortized using the straight-line method over five years. Amortization of financing, organization and acquisition costs totaled approximately $1.6 million, $1.3 million and $1.4 million for 1997, 1996 and 1995, respectively. Accumulated amortization of these costs was approximately $7.1 million and $5.6 million at December 31, 1997 and 1996, respectively.

                         RAILTEX, INC. AND SUBSIDIARIES

REVENUE RECOGNITION

    Revenues are recognized on the percentage of completed service method as a shipment moves across the Company's railroad properties.

INCOME TAXES

    The Company files consolidated U.S. Federal income tax returns which include all of its U.S. subsidiaries and separate Canadian federal income tax returns for each Canadian subsidiary. Deferred income taxes are provided when certain revenues and expenses are reported in periods which are different for financial reporting purposes than for income tax reporting purposes.

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

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS AND MAJOR CUSTOMERS

    The Company regularly grants trade credit to all of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. The Company's accounts receivable are well diversified except for the concentration of accounts receivable with some Class I railroads. The Company's management believes these Class I railroads are large, financially strong companies, and thus believe the Company's exposure to credit risk is minimized.

    In 1997, the Company served more than 900 customers which shipped and received a wide variety of products. Although most of the Company's railroads have a well-diversified customer base, several have one or two dominant customers. The Company's largest customer in 1997 was Canadian National Railways ("CN"), as a result of bridge traffic with Indiana and Ohio Railway ("IORY", formerly the Detroit, Toledo and Ironton), representing 8.1% of operating revenues. The Company's largest customer in 1996 and 1995 was Indianapolis Power & Light Company, representing 4.6% and 5.3% of operating revenues, respectively.

PRICE RISK MANAGEMENT ACTIVITIES

    The Company historically has hedged certain anticipated transactions. Interest rate swaps and diesel fuel price collar contracts with third parties are used to hedge interest rates and diesel fuel costs. Hedges of anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in interest expense and operating expenses when the hedged transaction occurs. The Company does not currently hold or issue financial instruments for trading purposes.

                         RAILTEX, INC. AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Estinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In 1996, FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No 125" ("FAS 127"). This statement moves the effective date of some, but not all, of the provisions under FAS 125 to December 31, 1997. The Company believes the adoption of this statement will not have an impact on the financial condition or results of operations of the Company.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes the adoption of this statement will not impact the Company's consolidated financial statement disclosures.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes the adoption of this statement will not impact the Company's consolidated financial statement disclosures.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("FAS 132"). FAS 132 standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer useful. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not provide post-retirement or post-employment benefits to its employees.


    In April 1997, the Accounting Standards Executive Committee ("AcSEC") issued a proposed Statement of Position ("SOP"), "Reporting on the Costs of Start-up Activities." The proposed SOP would require all start-up activities, as defined, to be expensed as incurred. The Company currently capitalizes start-up activities associated with the acquisition of new railroad properties and amortizes these costs over five years. The Proposed SOP is expected to be approved in the second quarter of 1998 and to be effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application would be encouraged, initial application would be reported as a cumulative effect of a change in accounting principle, and restatement of previously issued financial statements would not be permitted. If the proposed SOP had been approved in 1997, the Company would have reported a cumulative effect of a change in accounting principle in the amount of $1.8 million, net of associated income taxes. Prospectively, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties if the SOP is ultimately approved.

                         RAILTEX, INC. AND SUBSIDIARIES

RECLASSIFICATIONS

    Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2. RELATED PARTY TRANSACTIONS

    The Company purchases, in the normal course of business, various parts for locomotives and grade crossing signals from certain subsidiaries of Harmon Industries, Inc. of which the Company's chairman and chief executive officer is a director. Purchases from Harmon Industries, Inc. and subsidiaries in 1997 and 1996 were approximately $25,000 and $586,000, respectively.

3. EARNINGS PER SHARE

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), effective December 15, 1997. As a result, the Company reported earnings per share for 1996 and 1995 were restated. Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options with an exercise price below fair market value and the effects of convertible senior subordinated notes for any of the periods presented are considered common stock equivalents. If the conversion of the senior subordinated notes (see Note 9) and the Secondary Offering (see Note 18) would have occurred as of January 1, 1995, the effect on net income per share for the year ended December 31, 1995 would not have been material. Thus no pro forma earnings per share information is presented.

    The following is a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for net income (in thousands).

                                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                  -------------------------------------
                                                                       INCOME       SHARES     PER-SHARE
                                                                    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                                  -------------- ------------- ----------
BASIC EPS
   Net income available to common stockholders ...................    $10,624       9,153       $   1.16
                                                                     ========                   ========
EFFECT OF POTENTIALLY DILUTIVE SECURITIES
   Stock options .................................................                     69
                                                                                    -----
DILUTED EPS
   Net income available to common stockholders
     including assumed conversions ...............................    $10,624       9,222       $   1.15
                                                                      =======       =====          =====

                                                                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                  -------------------------------------
                                                                       INCOME       SHARES     PER-SHARE
                                                                    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                                  -------------- ------------- ----------
BASIC EPS
   Net income available to common stockholders ...................    $ 9,961       9,112       $   1.09
                                                                      =======                      =====
EFFECT OF POTENTIALLY DILUTIVE SECURITIES
   Stock options .................................................                    119
                                                                                    -----
DILUTED EPS
   Net income available to common stockholders
     including assumed conversions ...............................    $ 9,961       9,231       $   1.08
                                                                      =======       =====          =====

                         RAILTEX, INC. AND SUBSIDIARIES

                                                                   FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                  -------------------------------------
                                                                       INCOME       SHARES     PER-SHARE
                                                                    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                                                  -------------- ------------- ----------
BASIC EPS
   Net income available to common stockholders ...................    $6,898         8,699      $   0.79
                                                                      ======                    ========
EFFECT OF POTENTIALLY DILUTIVE SECURITIES
   Convertible senior subordinated notes .........................                      44
   Stock options .................................................                     154
                                                                                     -----
DILUTED EPS
   Net income available to common stockholders
     including assumed conversions ...............................    $6,898         8,897      $   0.78
                                                                      ======         =====      ========

    The effect of this accounting change on previously reported earnings per share ("EPS") data was as follows:

                                                                     1996           1995
                                                                    ------        -------
    Primary EPS as reported........................................ $1.08           $0.78
    Effect of FAS 128..............................................   .01             .01
                                                                   -------         -------
    Basic EPS as restated.......................................... $1.09           $0.79
                                                                    =====           =====

    Fully diluted EPS as reported.................................. $1.08           $0.78
    Effect of FAS 128..............................................    --              --
                                                                   -------         ------
    Diluted EPS as restated........................................ $1.08           $0.78
                                                                    =====           =====

4. SPECIAL CHARGE

    In May 1996, the Company ceased operations on one of its railroads, the Austin & Northwestern Railroad Company, Inc. ("AUNW"). As a result, the Company recorded a Special Charge, in the second quarter of 1995, in the amount of $2,140,000 before tax and $1,389,000 after tax, or $0.15 per share, representing the write down of the unamortized value of leasehold improvements of the AUNW.

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                    -----------------------
                                                                       1997          1996
                                                                    ---------      --------
    Roadway and structures.........................................  $227,455      $182,186
    Locomotives and other railroad equipment.......................    55,171        43,194
    Office furniture and other equipment...........................    11,487         8,999
    Equipment and vehicles held under capital leases (see Note 8)..     5,264         3,111
    Vehicles.......................................................     1,189         1,671
                                                                   ----------    ----------
                                                                      300,566       239,161

    Less accumulated depreciation and amortization.................   (41,122)      (29,741)
                                                                    ---------     ---------
                                                                     $259,444      $209,420
                                                                    =========     =========

                         RAILTEX, INC. AND SUBSIDIARIES

6. INVESTMENTS


    In 1996, a newly formed wholly owned subsidiary of the Company, RailTex International Holdings, Inc. ("RIHI"), purchased an investment, totaling Brazilian Reals ("R") 16.0 million (U.S. $16.1 million), in FCA which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. The purchase price of the concession, which was the governments minimum bid price, was R316.9 million (U.S. $318.0 million). The Brazilian government structured the transaction as a 30 year concession with a 20.0% down payment and future lease payments due in quarterly installments after an initial two year grace period.

    During December 1996, RIHI purchased an approximate 6% interest, for R5.4 million (U.S. $5.2 million), in FSA which was awarded the concession to operate the 4,200 mile Southern Network of the Brazilian federal railroad. The purchase price for the concession was R216.6 million (U.S. $208.0 million). The Brazilian government structured the transaction as a 30 year concession with a down payment consisting of a 20.0% installment and a payment consisting of 100.0% of the difference between the Brazilian government's minimum bid price and the purchase price. The remainder of the purchase price is structured as lease payments due in quarterly installments after an initial two year grace period.

    RIHI's initial investments in FCA and FSA were funded by borrowings under the Company's U.S. Acquisition Facility. On February 28, 1997, RIHI sold 2.8 million shares of preferred stock in FCA for R2.9 million (U.S. $2.8 million) of which it used R1.4 million (approximately U.S. $1.3 million) to fund the additional investments in FSA. RIHI currently owns 11.7% of the voting stock and 8.3% of the preferred stock of FCA and 15.1% of the voting stock and less than 1.0% of the preferred stock of FSA.

    RIHI accounts for the FCA and FSA investment under the cost method of accounting. In the fourth quarter of 1997, the Company recorded a write down of its investments in FCA and FSA in the amount of $2,100,000 before tax and $1,400,000 after tax, or $0.15 per basic and diluted share, reflecting the effect of the devaluation in the Brazilian Real.


7. SHORT-TERM NOTES PAYABLE

    As of December 31, 1997, the Company had outstanding unsecured short term notes payable to insurance companies totaling approximately $384,000. The notes bear interest at 6.9% and are due in monthly installments of principal and interest totaling approximately $67,000 through July 1998. For the year ended December 31, 1997, the weighted average interest rate for the short term notes payable was 6.7%

    As of December 31, 1996, the Company had outstanding unsecured short term notes payable to an insurance company totaling approximately $352,000. These notes bore interest at 5.0% and 7.5%, were due in monthly installments of principal and interest totaling approximately $109,000 through July 1997. For the year ended December 31, 1996, the weighted average interest rate for short term notes payable was 6.5%.

                         RAILTEX, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                                                        DECEMBER 31,
                                                                                       --------------
                                                                                        1997    1996
                                                                                       ------   -----
                                                                                       (in thousands)
      Senior unsecured notes payable to two institutions; interest at 7.44%;
        interest only due semiannually; principal balance payable through six
        annual mandatory prepayments beginning July 2007.............................. $50,000     -

      Senior unsecured notes payable to four institutions;
        interest at 7.23%; interest only due semiannually;
        principal balance due September 2005..........................................  40,000  $40,000

      Senior unsecured notes payable to two institutions; interest at 9.21%;
        interest only due semiannually; principal balance of $7.0 million and
        $3.5 million due September 2005 and October 2005, respectively................  10,499   10,952

      Senior  unsecured  notes payable to banks (U.S. Acquisition Facility);
        interest is  variable  (LIBOR  based  weighted average
        interest  rate of 7.66% and 7.07% at December 31,
        1997 and 1996,  respectively);  interest due monthly; then
        principal  due  partially  through   quarterly   principal
        payments  through  April 2002 with  remaining  balance due
        April 2002....................................................................  11,956   38,766

      Senior unsecured notes payable to banks (U.S. Working Capital Facility);
        interest is variable (LIBOR based weighted average interest rate of
        7.85% at December 31, 1997); interest only due monthly through April
        1999 when all borrowings become payable.......................................    4,000    --

      Senior  unsecured notes payable to banks (Canadian  Working
        Capital Facility); interest is variable (90 day Canadian BA rate of
        5.25% at December 31, 1997 and 90 day Canadian BA rate
        of 4.47% and 4.71% on principal  balance of U.S.
        $800,000 and U.S. $734,200,  respectively, and at
        Canadian  prime rate of 5.25% on a  principal  balance of
        U.S.  $33,546 at December 31,  1996);  interest  only due
        monthly  through  April 1999 when all  borrowings  become
        payable.......................................................................    769    1,567

      Senior   unsecured   notes   payable  to  banks   (Canadian
        Acquisition  Facility);  interest is  variable;  interest
        due monthly; then principal due partially through quarterly principal payments through April 2002 with remaining
        balance due April 2002 .......................................................    --      --

      Capital lease  obligations;  interest at rates ranging from
        7.25%  to  22.00%  at  December  31,  1997;   payable  in
        variable monthly installments through September 30, 2000.....................   2,890   1,815

      Other,  primarily due to state agencies;  interest at rates
        ranging   from  5.0%  to  7.90%;   payable  in   variable
        installments from February 1998 to January 2008...............................     542     604
                                                                                        -------  ------
      Total long-term debt............................................................  120,656  93,704
      Less current portion............................................................   (7,763) (6,361)
                                                                                        -------  ------
      Long-term debt, less current portion...........................................  $112,893 $87,343
                                                                                       ======== =======

        In July 1997, the Company completed a $50.0 million private placement of senior unsecured notes ("Notes") with two institutions. The proceeds were used to reduce outstanding bank debt under the Company's $75.0 million U.S. acquisition facility ("U.S. Acquisition Facility".)

        On May 17, 1996, the Company entered into a new U.S. credit agreement consisting of a $10.0 million U.S. working capital facility ("U.S. Working Capital Facility") and the U.S. Acquisition Facility, replacing the 1995 U.S. Working Capital Facility and the 1995 U.S. Acquisition Facility. The Company may borrow under the U.S. Working Capital Facility to provide working capital and may borrow under the U.S. Acquisition Facility to finance acquisitions of property and equipment which meet defined criteria. The new facilities expire on April 30, 1999. Interest is payable monthly under the U.S. Working Capital Facility until April 30, 1999

                         RAILTEX, INC. AND SUBSIDIARIES
when all borrowings become payable. Interest only is payable monthly on new borrowings under the U.S. Acquisition Facility until April 30 of each year when all such borrowings are rolled into a term note. Term notes are amortized over a six year period; however, all borrowings become payable not later than April 30, 2002. Both the U.S. Working Capital Facility and U.S. Acquisition Facility bear interest based on stated borrowing margins over the London Interbank Offered Rate ("LIBOR") or at the U.S. prime rate. The borrowing margins are based on a matrix dependent upon the Company's funded debt to EBITDA ratio and are adjusted quarterly. At December 31, 1997, availability under the U.S. Acquisition Facility and U.S. Working Capital Facility were $63.0 million and $6.0 million, respectively.

    On June 21, 1996, a wholly owned subsidiary of the Company, RailTex Canada Inc. ("RCI") entered into a new Canadian credit agreement consisting of a CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility"), which replaced the 1995 Canadian Credit Facility and a new CDN $25.0 million Canadian acquisition credit agreement ("Canadian Acquisition Facility"). The Canadian credit agreements contain terms and conditions similar to the U.S. agreements. The Canadian facilities bear interest based on stated borrowing margins over the bankers acceptance rate ("BA Rate") or at the Canadian prime rate. The borrowing margins are based on a matrix dependent upon the Company's funded debt to EBITDA and are adjusted quarterly. In addition, RailTex, Inc., the parent company, is a guarantor of the Canadian credit facilities. At December 31, 1997, availability under the Canadian Working Capital Facility was CDN $3.9 million (U.S. $2.7 million). There were no borrowings under the Canadian Acquisition Facility at December 31, 1997.


    In October 1995, the Company completed a private placement of senior unsecured notes with three institutions. These notes consist of U.S. $40.0 million notes and CDN $15.0 million (U.S. $11.0 million) notes. The proceeds were used to reduce outstanding bank debt under the 1995 U.S. Acquisition Facility, the 1995 U.S. Working Capital Facility and the 1995 Canadian Credit Facility.

    Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire capital stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At December 31, 1997, the Company was in compliance with all covenants.

    Maturities of long-term debt, including Senior Subordinated Debt (see Note
9), as of December 31, 1997 were as follows (in thousands):

       YEAR ENDED DECEMBER 31,
               1998............................... $  7,763
               1999...............................    2,956
               2000...............................    2,710
               2001...............................    5,074
               2002...............................    6,469
               Thereafter.........................  100,684
                                                   --------
                        Total..................... $125,656
                                                   ========

                         RAILTEX, INC. AND SUBSIDIARIES

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

    The Company may prepay the senior subordinated notes subject to penalties. The senior subordinated notes are unsecured and subject to covenants similar to those contained in the senior bank debt agreements as discussed in Note 8.

10. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    In July 1997, the Company replaced the diesel fuel collars which expired June 30, 1997 with two new collars. Each collar is effective July 1, 1997 and terminates on June 30, 1998. Each collar represents notional amounts totaling 200,000 gallons per month with cap prices of $0.6100 and $0.6000 per gallon and floor prices of $0.5165 and $0.5250 per gallon, respectively. For one of the collars the counter party has an option, on a quarter by quarter basis, to increase the notional amount to 400,000 gallons per month for the quarter selected. Based on a notional amount of 200,000 gallons per month, the Company hedged approximately 36.0% of its annual fuel consumption.


    At December 31, 1997, the Company had not entered into any interest rate swaps contracts. In December 1997, the Company terminated a Canadian dollar based interest rate swap agreement scheduled to expire in 1999 by paying CDN $420,000 (approximately U.S. $303,000).


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

    Commodity collar transactions: The fair value of commodity collar transactions is the amount at which they could be settled, based on estimates obtained from dealers. The unrealized loss on the commodity collar transactions at December 31, 1997 is approximately $76,000. At December 31, 1996 the unrealized gain on the commodity collar transaction was approximately $167,000.

                         RAILTEX, INC. AND SUBSIDIARIES

12. EMPLOYEE BENEFITS

STOCK OPTIONS

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), was issued. FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted FAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by FAS 123

    The Company grants non-qualified stock options to outside Directors and key employees of the Company. In September 1993, the Board of Directors and shareholders of the Company approved an equity incentive plan ("1993 Plan"). On June 12, 1996, the 1993 Plan was amended to (i) increase the maximum number of shares of Common Stock issuable under the 1993 Plan from 750,000 to 1,250,000, without reduction for the number of shares issued upon exercise of options granted outside of the 1993 Plan; (ii) extend the exercise period for Outside Director's Options from two to ten years and increase the number of shares which may be purchased under Outside Director's Options from 2,000 to 3,000; (iii) specify 1,250,000 shares as the maximum number of shares issuable under the 1993 Plan to any employee in any year; (iv) permit the 1993 Plan administrator to specify shorter vesting periods for non-qualified options; and (v) clarify that cashless exercises of stock rights are permitted under the 1993 Plan.

    Under the Company's stock option plan, options have been granted to outside directors and certain key employees of the Company at prices equal to the fair market value of the Company's stock on the date of grant and expire 10 years from the date of grant. Stock options granted to outside directors are exercisable immediately and stock options granted to key employees vest at a rate of 20% per year.

    A summary of the status of the Company's 1993 Plan, as amended, for the years ended December 31, 1997, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                                   DECEMBER 31,
                                         --------------------------------------------------------
                                                 1997                 1996              1995
                                         ------------------  -----------------  -----------------
                                                   WEIGHTED           WEIGHTED           WEIGHTED
                                                   AVERAGE            AVERAGE            AVERAGE
                                                   EXERCISE           EXERCISE           EXERCISE
                                          SHARES     PRICE   SHARES     PRICE    SHARES    PRICE
                                         -------   --------  ------   --------- -------  --------
Outstanding, beginning of the year...... 743,954    $19.00  399,792    $13.94   576,221  $  5.87
Granted................................. 188,973     19.31  455,750     24.08   129,311    22.72
Exercised............................... (58,667)     4.71  (13,684)     7.92  (305,740)    2.45
Forfeited...............................(292,477)    23.93  (97,904)    23.51       --        --
                                         -------            -------             -------
Outstanding, end of year................ 581,783     18.07  743,954     19.00   399,792    13.94
                                         =======            =======             =======

Options exercisable end of year......... 245,940    $13.50  222,918   $  8.95   197,641  $  7.34
                                         =======    ======  =======   ========  =======  =======

Weighted average fair value
  of options granted during year                    $12.66            $ 15.64           $ 13.08
                                                    ======            =======           =======

                         RAILTEX, INC. AND SUBSIDIARIES

    The following table summarizes the information about the 1993 Plan options outstanding at December 31, 1997:

                                   OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                            -----------------------------------  ----------------------
                                           WEIGHTED
                                           AVERAGE     WEIGHTED               WEIGHTED
                                          REMAINING    AVERAGE                AVERAGE
                             NUMBER      CONTRACTUAL   EXERCISE    NUMBER     EXERCISE
        EXERCISABLE PRICE  OUTSTANDING      LIFE        PRICE    EXERCISABLE    PRICE
        -----------------  -----------   -----------   --------  -----------  --------
        $  3.74  -  8.80    147,280         3.68      $  6.28     147,280     $  6.28
         $17.25  - 21.13    201,507         8.72        18.41      26,000       20.01
         $23.75  - 27.75    232,996         8.20        25.22      72,660       29.43
                            -------                              --------
                            581,783         7.23       $18.07     245,940      $13.50
                            =======                               =======

    Because the Company has elected to remain with the accounting prescribed by APB 25, no compensation cost has been recognized for its 1993 Plan. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value of the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income, earnings per basic share and earnings per diluted share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       DECEMBER 31,
                                         -------------------------------------
                                           1997          1996          1995
                                         --------       --------      --------
Net income:
    As reported......................... $ 10,624       $  9,961      $  6,898
    Pro forma........................... $  9,289       $  8,173      $  6,427
Basic earnings per share:
    As reported......................... $   1.16       $   1.09      $   0.79
    Pro forma........................... $   1.01       $   0.90      $   0.74
Diluted earnings per share:
    As reported......................... $   1.15       $   1.08      $   0.78
    Pro forma........................... $   1.01       $   0.89      $   0.72

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively:

    Dividend yield of 0.0% for all years; expected volatility of 42.2%, 42.5% and 42.0%; risk-free interest rates of 6.5%, 6.1% and 6.8%; and expected lives of 10, 8.4 and 6 years.

EMPLOYEE BONUS PROGRAM

    The Company has various performance-based, cash incentive compensation programs which include all employees. Total cash incentive compensation of approximately $3,081,000, $2,350,000 and $2,249,000 was awarded under the various incentive compensation programs in 1997, 1996 and 1995, respectively.

                         RAILTEX, INC. AND SUBSIDIARIES

    In addition, headquarters' senior management, railroad general managers and executive management are also awarded, through the 1993 Plan, stock options and performance shares on an annual basis. Employees must be employed by the Company at the end of three years from the date of the award to receive the performance shares. During the three year period, the number of shares to be awarded can increase by a maximum of 200.0% or decrease to zero as determined by the Company's total shareholder return as compared to benchmarks, as defined in the plan. As of December 31, 1997, a total of 19,949 performance shares had been granted for potential future distribution in the year 2000. At December 31, 1997, the Company had not recorded any compensation expense related to the performance shares.

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

    Effective July 1, 1995, the 401(k) Plan was amended to provide for a Company matching contribution for certain employees of RailTex, Inc., the parent company, who are not covered under the Railroad Retirement and Railroad Unemployment Insurance Acts ("The Retirement Acts"). The Company matches employee contributions, for these employees, at the rate of 200.0% on employee contributions up to 5.0% of eligible compensation. Employees begin vesting in the employer matching contributions after one year of service. Company matching contributions to the 401(k) Plan totaled $230,000, $134,000 and $58,000 in 1997, 1996 and 1995, respectively.

EMPLOYEE OPEN MARKET STOCK PURCHASE PLAN

    The Company has an Employee Open Market Stock Purchase Plan ("Stock Purchase Plan"). The purpose of the Stock Purchase Plan is to allow employees of the Company to participate in the Company's future. The Stock Purchase Plan is a payroll deduction plan which permits employees who meet specified length of service requirements to purchase shares, on an after-tax basis, of the Company's common stock on the open market at prevailing market prices. The Company pays the brokerage commissions on all purchases and incurs the administrative expenses associated with the Stock Purchase Plan. Stock Purchase Plan expenses in 1997, 1996 and 1995 were not significant.

EXECUTIVE DEFERRED COMPENSATION

    During 1995, the Company implemented an Executive Deferred Compensation Plan wherein certain key employees are provided with life insurance protection in an amount sufficient to provide supplemental income, based upon a percentage of the employee's base salary, at retirement.

    The Executive Deferred Compensation Plan is funded through the purchase of split-dollar life insurance contracts. Upon death or retirement, the participant or the participant's estate must reimburse the Company for all policy premiums paid. Also, should employment terminate prior to death or retirement, the participant may forfeit, at the discretion of the Compensation Committee, any future rights in the insurance policy. Premiums paid under this Plan for 1997, 1996 and 1995 were approximately $311,000, $309,000 and $272,000, respectively. The combined cash surrender value of these policies was approximately $468,000 and $227,000 at December 31, 1997 and 1996, respectively.

                         RAILTEX, INC. AND SUBSIDIARIES

POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS

    The Company does not provide post-retirement or post-employment benefits to its employees.

13. INCOME TAXES

    Income tax expense consisted of the following (in thousands):

                                            YEARS ENDED DECEMEBER 31,
                                       ------------------------------------
                                        1997           1996           1995
                                       ------         ------         ------
UNITED STATES:
  Federal--
     Current ....................      $2,358         $1,702         $2,044
     Deferred ...................       1,837          2,941          1,013
                                       ------         ------         ------
                                        4,195          4,643          3,057
                                       ------         ------         ------
  State--
     Current ....................         965            771            457
     Deferred ...................          36            140             67
                                       ------         ------         ------
                                        1,001            911            524
                                       ------         ------         ------
FOREIGN:
     Current ....................         543            811            904
     Deferred ...................         309            343            291
                                       ------         ------         ------
                                          852          1,154          1,195
                                       ------         ------         ------
                                       $6,048         $6,708         $4,776
                                       ======         ======         ======

    The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability (in thousands):

                                                                 DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------   ---------
Differences in depreciation and amortization ...........   $ 18,362    $ 13,894
Accruals and reserves not deducted for tax purposes
   until paid or realized ..............................     (2,566)       (985)
Federal benefit of state taxes .........................       (379)       (328)
Deferred taxes related to acquisition ..................      4,100       4,100
Other items, net .......................................        (17)       (119)
Charitable contribution carryforward ...................     (1,206)       --
Valuation allowance ....................................        450        --
                                                           --------    --------
     Net deferred tax liability ........................   $ 18,744    $ 16,562
                                                           ========    ========

    The Company recorded a valuation allowance of $450,000 against its charitable contribution carryforward at December 31, 1997. There were no valuation allowances against deferred tax assets at December 31, 1996.

                         RAILTEX, INC. AND SUBSIDIARIES

    The reconciliation of the U.S. statutory tax rate to the effective income tax rate follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                         1997     1996    1995
                                                        ------    -----  -----

United States statutory rate .......................      35.0%   34.3%  34.0%
Effect of foreign operations .......................       1.3     0.9    1.2
State income taxes, net of federal income
  tax benefit ......................................       5.0     5.0    5.7
Contribution for tax purposes, net of
  valuation allowance ..............................      (5.0)     --     --
                                                          ----    ----   ----
                                                          36.3%   40.2%  40.9%
                                                          ====    ====   ====

14. LEASES

    Operating lease expense for the years ended December 31, 1997, 1996 and 1995 was approximately $6,080,000, $4,929,000 and $4,486,000, respectively.

    The minimum future lease payments for equipment and facilities under non-cancelable leases are as follows (in thousands):

                                                    OPERATING    CAPITAL
                                                     LEASES       LEASES
                                                   ----------   ---------
YEAR ENDED DECEMBER 31,
1998 .............................................  $  5,778      $1,056
1999 .............................................     5,213         893
2000 .............................................     3,955         602
2001 .............................................     2,638         420
2002 .............................................     2,595         219
Thereafter .......................................     3,265        --
                                                    --------      ------
Total minimum payments ...........................  $ 23,444       3,190
                                                    ========
  Less amount representing interest at rates
    ranging from 7.25% to 10.37% .................                  (300)
                                                                  ------
  Present value of minimum lease payments ........                $2,890
                                                                  ======

    The Company has entered into various lease agreements covering certain of its railroad properties. For railroad properties it leases, the Company ordinarily assumes upon the commencement date all operating and financial responsibilities including maintenance, payment of property taxes and regulatory compliance. Lease payments on three railroad properties leased from one lessor are structured to ensure that the Company interchanges an agreed-upon percentage of outbound carloads with the lessor railroad. Under these leases, no payments to the lessor are required as long as a minimum percentage of traffic volume is interchanged with the lessor, therefore the Company controls the amounts which may be payable under these leases. These leases are subject to an initial 20 year term with one or more renewal terms at the Company's option. In addition, lease payments on five properties leased from two other major railroads are subject to reduction from the base rate, down to zero, depending upon the level of traffic interchanged with the lessors. The maximum annual aggregate base rate lease payments under these leases is approximately $1.7 million. These leases have initial lease terms of five years to 20 years and leases on four of the five properties include purchase options which may be exercised by the Company after three years of operation. No payments have been required under any of the Company's railroad property leases, and the Company anticipates that its traffic interchange for the foreseeable future will not result in any rentals being incurred under these railroad property leases. Therefore, the above table does not include any rentals pertaining to the Company's railroad property leases.

                         RAILTEX, INC. AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES

    The Company has added railroad properties to its portfolio through the purchase of track and roadbed, lease of such assets, and contracts to operate such assets under management agreements. These arrangements typically relate only to the physical assets of the railroad property and, except for the purchase of the Indiana & Ohio Rail Corp. which was structured as an acquisition of stock, the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers.

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

    In connection with the lease of one of its railroad properties, the Company has committed to upgrade approximately 107 miles of track, net of abandonments, to Class II standards as defined by the Federal Railroad Administration ("FRA") by October 1998. Management now estimates the cost of this upgrade to be approximately $2.0 million, net of state funding; however, the Company is negotiating with the lessor to extend this period or abandon the portion of the track that will not be upgraded through state funds.


    In August 1995, the Company entered into a ten year Information Technology Services Agreement ("ITS Agreement") with Electronic Data Systems Corporation ("EDS"). Under the ITS Agreement, EDS is responsible for the management information systems of the Company, including developing, obtaining licenses for and maintaining new software for the Company, coordinating the acquisition and maintenance of computers and related equipment and coordinating the maintenance of the Company's existing software. The Company currently pays EDS $1.8 million annually which is subject to annual escalation based on the Consumer Price Index. The ITS Agreement is subject to earlier termination under certain limited conditions.


    Under certain limited circumstances, two of the Company's railroads may be repurchased by the selling carrier for their original purchase prices. It is management's opinion that the likelihood of these properties being repurchased is remote.

    The Oregon Department of Environmental Quality ("DEQ") has filed an administrative action against one of the Company's railroads for alleged violations of the Clean Water Act by the disposal of landslide debris into a waterway. The administrative action requires the railroad to cease and desist all further disposal of slide material and to develop a plan for the appropriate disposal of future material and subjects the Company to a potential civil penalty of up to $10,000 per day of violation. Upon receipt of the administrative action the Company filed an answer denying the charges and asserted various affirmative defenses to the violation and requested an informal conference to see if the matter could be resolved. The representatives from the DEQ and the Company met in November 1997 to discuss an informal resolution of the administrative proceedings and the DEQ agreed to dismiss the administrative enforcement actions if the Company would develop, with the assistance of an appropriate environmental consultant, a landslide excavation and debris disposal plan. A plan was prepared, with the assistance of an environmental consultant, which has been submitted to the DEQ. The DEQ has not responded formally but the Company believes it will be able to resolve the matter and have the administrative proceedings withdrawn.

                         RAILTEX, INC. AND SUBSIDIARIES

    In connection with the alleged Clean Water Act violation discussed above, the Environmental Protection Agency ("EPA") has commenced a criminal investigation. In connection with the investigation, a subpoena was issued on October 29, 1997, requesting various documents from the Company. The Company complied with the subpoena and there has been no additional action by the EPA. The Company intends to vigorously defend its position but is unable to predict the outcome of this investigation.

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

    In connection with the purchase of the assets of the former Detroit, Toledo and Ironton ("DTI") on February 15, 1997, the Company committed to return the DTI track to Federal Railroad Administration Class IV standard, over a three year period. As a result, at December 31, 1997, the Company has spent approximately $7.0 million and expects to spend an additional $5.0 million on the rehabilitation project in 1998.

    The Company maintains insurance to cover costs associated with personal injury, including death, and property damage, including derailments. The Company's liability policies, which include third party property damage, are currently subject to a self-insured retention of $500,000 per occurrence. With respect to its transportation of hazardous commodities, the Company's liability policies cover sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents and damage to property of shippers are also covered under the Company's liability policies. The Company property damage policies, which cover owned/leased property, are currently subject to a self-insured retention of $100,000 per occurrence.

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

                         RAILTEX, INC. AND SUBSIDIARIES

16. FOREIGN AND DOMESTIC OPERATIONS

    Financial information by geographic area is as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                 1997      1996      1995
                                                               --------  --------  -------
    Operating revenues from unaffiliated customers:
      United States.......................................     $135,992  $106,937   $93,586
      Canada..............................................       12,799    14,169    14,255
                                                              ---------  -------- ---------
        Total operating revenues..........................     $148,791  $121,106  $107,841
                                                              =========  ======== =========
    Operating income:
      United States ......................................     $ 19,096   $17,793   $11,559
      Canada .............................................        3,905     4,248     4,096
                                                              ---------  --------  --------
        Total operating income............................     $ 23,001   $22,041   $15,655
                                                              =========  ========  ========
    Identifiable assets:
      United States ......................................     $274,994  $220,857  $177,719
      Canada .............................................       21,855    21,488    23,186
                                                              --------- ---------  ---------
        Total identifiable assets ........................     $296,849  $242,345  $200,905
                                                              =========  ========  =========

17. ACQUISITIONS


    On February 15, 1997, a wholly-owned subsidiary of the Indiana & Ohio Rail Corp., Indiana & Ohio Railway Company ("IORY"), purchased substantially all of the assets of the former DTI from the Grand Trunk Western Railroad, Inc., a subsidiary of CN. IORY acquired 146 miles of track for $22.0 million and, with trackage rights, will operate over 255 miles of track between Detroit, Michigan and Cincinnati, Ohio. IORY committed to return the former DTI track to Federal Railroad Administration Class IV standards, over a three year period. As a result, at December 31, 1997, the Company has spent $7.0 million and expects to spend an additional $5.0 million on the rehabilitation project in 1998. In addition, up to $5.0 million of the purchase price is subject to reimbursement if certain levels of carloadings are not achieved within a specified time period as detailed in the purchase and sale agreement. The DTI acquisition was funded through borrowings under the Company's U.S. Acquisition Facility.


    On December 7, 1996, a wholly owned subsidiary of the Company, the Pittsburgh Industrial Railroad, Inc. ("PIRR"), purchased from Consolidated Rail Corporation ("Conrail") certain assets consisting of 42 miles of track located in the Pittsburgh metropolitan area. The purchase price was $3.0 million and was funded by borrowings under the Company's U.S. Acquisition Facility. This transaction has been accounted for as a purchase of assets.

    On November 2, 1996, a newly formed wholly owned subsidiary of the Company, the Ontario L'Orignal Railway, Inc. ("OLOR"), purchased from CN certain assets consisting of 26 miles of track in eastern Ontario, Canada. The OLOR was granted rights by CN to operate the property and commenced operations on November 2, 1996 and the acquisition closed on December 2, 1996. The purchase price was CDN $1.1 million (approximately U.S. $800,000) and was funded by borrowings under the Company's Canadian Acquisition Facility. This transaction has been accounted for as a purchase of assets.

    On September 21, 1996, a newly formed wholly owned subsidiary of the Company, Connecticut Southern Railroad, Inc. ("CSOR"), purchased from Conrail certain assets including 23 miles of rail segments located in Connecticut and six locomotives. The CSOR was also granted rights to operate over an additional 55 miles of track, from just north of New Haven, Connecticut to Springfield, Massachusetts, under a freight operating agreement with Amtrak. The purchase price, $3.5 million, was funded by borrowings under the Company's U.S. Acquisition Facility. This transaction has been accounted for as a purchase of assets.

                         RAILTEX, INC. AND SUBSIDIARIES

    On June 4, 1996, the Company acquired 100% of the outstanding stock of the Indiana & Ohio Rail Corp. ("INOH"), an existing short line railroad headquartered in Cincinnati, Ohio. Through its subsidiaries, the INOH operates ten line segments totaling 230 miles of track in southwestern Ohio and southeastern Indiana. The purchase price was $12.4 million including an $8.9 million cash payment and the assumption of $3.5 million of long-term debt, of which $2.1 million was paid down after completion of the acquisition. This acquisition was funded by borrowings under the Company's U.S. Acquisition Facility. This acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated based on estimated fair values at the date of the acquisition.

    In May 1994, the Company entered into a letter of intent with an affiliate of CN to acquire certain assets of the Central Vermont Railway, Inc. ("Central Vermont"). These assets consisted primarily of a 325 mile line in New England extending from East Alburg, Vermont to New London, Connecticut. The purchase price, including related costs, was $40.2 million. The Central Vermont connects with several carriers, including the CN, Conrail and nine regional or short line railroads. On October 6, 1994, a newly formed subsidiary of the Company, New England Central Railroad, Inc. ("NECR") executed definitive documentation for the transaction with the selling parties. The NECR commenced operations on February 4, 1995. In connection with the acquisition, the Company borrowed $41.1 million under its acquisition facility. The Company accounted for this business combination as a purchase in 1995. Unlike all of its previous acquisitions, the Company acquired substantially all of the assets of the Central Vermont, hired a substantial number of the Central Vermont employees to operate the NECR and assumed certain of the contracts of the Central Vermont.

    The following unaudited pro forma results of operations for the years ended December 31, 1996 and 1995, assumes the acquisition of the NECR and the INOH occurred as of the beginning of the respective periods. (in thousands, except per share amounts.)


                                                  YEARS ENDED
                                                  DECEMBER 31,
                                             --------------------
                                               1996         1995
                                            --------      --------
                                                  (Unaudited)

  Operating revenues.....................   $123,848      $116,828
                                            ========      ========
  Net income.............................     $9,828        $7,505
                                            ========      ========
  Net income per share...................      $1.07         $0.82
                                            ========      ========

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

18. SECURITIES OFFERINGS

    In March 1995, the Company completed an underwritten public offering of Common Stock ("Secondary Offering") of which 1,150,000 shares were sold by the Company and 1,165,000 shares were sold by certain selling shareholders. The number of shares sold by the Company reflects the underwriters' exercise of their over-allotment

                         RAILTEX, INC. AND SUBSIDIARIES
option. Net proceeds to the Company from the Secondary Offering were approximately $25.4 million. Approximately $25.3 million of the net proceeds was used to reduce borrowings outstanding under the Company's 1995 U.S. Acquisition Facility and 1995 U.S. Working Capital Facility. Concurrent with the closing of the Secondary Offering, a former officer and current director of the Company exercised options to purchase 286,322 shares of Common Stock and paid such options exercise price by tendering 23,416 shares of Common Stock to the Company. The shares of Common Stock tendered by such former officer were canceled by the Company. Also, concurrent with the closing of the Secondary Offering, the Company's $5.0 million Convertible Senior Subordinated Notes due January 2003 were converted into 520,833 shares of Common Stock (see Note 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


             The remainder of this page is intentionally left blank

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. DOCUMENTS

     The following documents are filed as part of this Report:

     1. FINANCIAL STATEMENTS                                            PAGE

     Report of Independent Public Accountants ........................... 37
     Consolidated Statements of Income for the Three
       Years Ended December 31, 1997 .................................... 38
     Consolidated Balance Sheets at December 31, 1997 and 1996 .......... 39
     Consolidated Statements of Shareholders' Equity for
       the Three Years Ended December 31, 1997 .......................... 40
     Consolidated Statements of Cash Flow for the
       Three Years Ended December 31, 1997 .............................. 41
     Notes to Consolidated Financial Statements ......................... 42

     2. FINANCIAL STATEMENT SCHEDULES

        None

     3. EXHIBITS

 Exhibit
 NUMBER                              DESCRIPTION OF DOCUMENT
---------                            ------------------------

*3(i)          Restated Articles of Incorporation of the Company.

3(ii)          Amended Bylaws of the Company.

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

10.6 Fourth Amendment to Credit Agreement, dated December 5, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

10.7 Fifth Amendment to Credit Agreement, dated November 14, 1997, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

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

10.32 Form of Severance Agreement between the Company and its executive officers.

*10.33 Form of Indemnification Agreement between the Company and its officers and directors.

*10.34 Form of Indemnification Agreement between RailTex Service Co., Inc. and its officers and directors.

10.35 Letter of Intent, dated February 11, 1998, confirming amendments to Loan Agreement between RailTex Canada, Inc., National Bank of Canada, as Agent and several financial institutions that are parties to the loan agreement.

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

*****10.41     The Note Agreement, dated as of September 1, 1995, between the
               Company and the Purchasers named on Schedule I to the Note
               Agreement.

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

10.49          (This exhibit is intentionally left blank).

+10.50 Form of Split Dollar Insurance agreement between the Company and its Executive Officers.

++10.51 Agreement of Sale among RailTex, Inc. and Indiana & Ohio Rail Corp. and all of the shareholders of Indiana & Ohio Rail Corp.

++++10.52      The Note Agreement, dated as of July 22, 1997, between the
               Company and the Purchasers named on Schedule I to the Note
               Agreement.

11.1           Statement Regarding Computation of Per Share Earnings.

21.1           Subsidiaries of the Company

23.1           Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule
------------------------

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

     +++ These exhibits are incorporated by reference to the same Exhibit to the Registrant's Quarterly Report on Form10-Q for the quarterly period ended September 30, 1996.

    ++++ These exhibits are incorporated by reference to the same Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

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

                SIGNATURES                                        TITLE

       /s/ BRUCE M. FLOHR                  Chairman of the Board,
           Bruce M. Flohr                    Chief Executive
                                             Officer and Director

       /s/ LAURA D. DAVIES                 Vice President-Finance,
           LAURA D. Davies                   Chief Financial
                                             Officer and Director

       /s/ CLEMENT J. WYDRA                Controller and Chief Accounting
           Clement J. Wydra                  Officer

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