Form 10-Q
period 1998-03-31
RAILTEX INC
filed 1998-05-15
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

                                 March 31, 1998

                                       or

         [  ] Transition report pursuant to section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the transition period
               from _____________________ to _____________________

                        Commission File Number 34-022552

                                 RAILTEX, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               TEXAS                                   74-1948121
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification Number)

       4040 Broadway, Suite 200
              SAN ANTONIO, TEXAS
    (Address of principal executive                       78209
               offices)                               (Zip Code)

    Registrant's telephone number,
         including area code:                       (210) 841-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of the Registrant's Common Stock as of April 30, 1998: 9,186,199.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          RAILTEX INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
OPERATING REVENUES ...............................      $ 38,412       $ 34,175
OPERATING EXPENSES:
     Transportation ..............................        13,930         12,637
     General and administrative ..................         5,459          5,746
     Equipment ...................................         4,414          4,477
     Maintenance of way ..........................         4,580          3,278
     Depreciation and amortization ...............         3,521          2,985
                                                        --------       --------
          Total operating expenses ...............        31,904         29,123
                                                        --------       --------
OPERATING INCOME .................................         6,508          5,052
INTEREST EXPENSE .................................        (2,688)        (2,366)
OTHER INCOME (EXPENSE) ...........................           345            (49)
                                                        --------       --------
INCOME BEFORE INCOME TAXES .......................         4,165          2,637
INCOME TAXES .....................................        (1,683)        (1,062)
                                                        --------       --------
NET INCOME .......................................      $  2,482       $  1,575
                                                        ========       ========
BASIC EARNINGS PER SHARE .........................      $   0.27       $   0.17
                                                        ========       ========
WEIGHTED AVERAGE NUMBER OF BASIC SHARES
OF COMMON  STOCK OUTSTANDING .....................         9,171          9,131
DILUTED EARNINGS PER SHARE .......................      $   0.27       $   0.17
                                                        ========       ========
WEIGHTED AVERAGE NUMBER OF DILUTED
SHARES OF COMMON STOCK OUTSTANDING ...............         9,231          9,209

The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     MARCH 31,    DECEMBER 31,
           ASSETS                                                                       1998         1997
                                                                                    -----------   ------------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents ....................................................   $   1,354    $     570
    Accounts receivable, less doubtful receivables of $1,536; $1,563 in 1997 .....      29,899       32,171
    Prepaid expenses .............................................................       2,840        2,527
    Deferred tax assets, net .....................................................       1,777        1,777
                                                                                     ---------   ----------
        Total current assets .....................................................      35,870       37,045

PROPERTY AND EQUIPMENT, less accumulated depreciation of
   $44,194; $41,122 in 1997 ......................................................     263,438      259,444

OTHER ASSETS:
    Investments in Brazilian railroad companies ..................................      17,809       17,809
    Other, net ...................................................................       5,422        5,610
                                                                                     ---------   ----------
        Total other assets .......................................................      23,231       23,419
                                                                                     ---------   ----------
        Total assets .............................................................   $ 322,539    $ 319,908
                                                                                     =========   ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Short-term notes payable .....................................................   $     229    $     384
    Current portion of long-term debt ............................................      11,346        7,763
    Accounts payable .............................................................      16,510       18,829
    Accrued liabilities ..........................................................      13,203       17,434
                                                                                     ---------   ----------
        Total current liabilities ................................................      41,288       44,410

DEFERRED INCOME TAXES, NET .......................................................      21,034       20,521

LONG-TERM DEBT ...................................................................     115,251      112,893

SENIOR SUBORDINATED NOTES PAYABLE ................................................       5,000        5,000

OTHER LIABILITIES ................................................................       3,898        3,826
                                                                                     ---------   ----------
        Total liabilities ........................................................     186,471      186,650
                                                                                     ---------   ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock; $1.00 par value; 10 million shares authorized;
      no shares issued or outstanding ............................................        --           --
    Common stock; $.10 par value; 30 million shares authorized; issued and
      outstanding 9,186,199; 9,160,924 in 1997 ...................................         919          916
    Paid-in capital ..............................................................      84,071       83,799
    Retained earnings ............................................................      51,385       48,901
    Cumulative translation adjustment ............................................        (307)        (358)
                                                                                     ---------   ----------
        Total shareholders' equity ...............................................     136,068      133,258
                                                                                     ---------   ----------
        Total liabilities and shareholders' equity ...............................   $ 322,539    $ 319,908
                                                                                     =========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDAIRIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                           --------------------
                                                              1998        1997
                                                           --------    ---------
OPERATING ACTIVITIES:
  Net income ............................................   $ 2,482    $  1,575
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization ......................     3,521       2,985
     Deferred income taxes ..............................       535         236
     Amortization of deferred financing costs ...........        97          94
     Provision for losses on accounts receivable ........       103          77
     (Gain) loss on sale of assets ......................      (243)         54
     Changes in working capital:
       Accounts receivable ..............................     2,169         831
       Prepaid expenses .................................      (311)        592
       Accounts payable and accrued liabilities .........    (6,288)     (1,915)
                                                            -------    --------
     Net cash provided by operating activities ..........     2,065       4,529
                                                            -------    --------
INVESTING ACTIVITIES:
  Purchase of Detroit, Toledo and Ironton, including
  related costs .........................................      --       (22,642)
  Purchase of property and equipment ....................    (6,567)     (5,079)
  Purchase of investments in Brazilian railroad
  companies .............................................      --        (1,346)
  Sale of preferred shares of Brazilian railroad
  company ...............................................      --         2,758
  Proceeds from sale of property and equipment ..........       279          17

  Increase in other long-term assets ....................      (177)        (38)
                                                            -------    --------
    Net cash used in investing activities ...............    (6,465)    (26,330)
                                                            -------    --------
FINANCING ACTIVITIES:
  Payments of short-term notes payable ..................      (342)       (255)
  Proceeds from long-term debt ..........................     3,000      22,000
  Principal payments on long-term debt ..................      (669)     (1,175)
  Net increase in working capital facility ..............     3,000       2,000
  Issuance of common stock ..............................       199          45
  Deferred financing costs ..............................        (1)       --
                                                            -------    --------
    Net cash provided by financing activities ...........     5,187      22,615
                                                            -------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................        (3)        (17)
                                                            -------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .................       784         797
CASH AND CASH EQUIVALENTS, beginning of period ..........       570       2,108
                                                            -------    --------
CASH AND CASH EQUIVALENTS, end of period ................   $ 1,354    $  2,905
                                                            =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest ............................................   $ 4,551       3,099
    Income taxes ........................................       590         622
Non-cash investing and financing activities:
    Capital leases ......................................       554           6
    Grants ..............................................       107          18
    Tax benefit from exercise of non-qualified stock
    options .............................................        76          54

The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The interim consolidated financial statements presented herein include the accounts of RailTex, Inc. and its wholly-owned subsidiaries. References to "RailTex" or the "Company" mean RailTex, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.  RECENTLY ISSUED PRONOUNCEMENTS


      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Because the Company's component of comprehensive income, foreign currency translation adjustment, is immaterial to the financial condition or results of operations for the three months ended March 31, 1998 and 1997, the amounts are not reported or displayed in the financial statements.

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

      In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities and organization costs, as defined, to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged, initial application will be reported as a cumulative effect of a change in accounting principle and restatement of previously issued financial statements is not permitted. The Company currently capitalizes the costs of start-up activities and organization costs associated with the acquisition of new railroad properties and amortizes these costs over five years. As of January 1, 1998, the Company would have reported a cumulative effect of a change in accounting principle in the amount of $1.5 million, net of associated income taxes. Prospectively, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties.

                         RAILTEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computation for net income (in thousands):

                                                              THREE MONTHS ENDED MARCH 31,
                                                                     1998        1997
                                                                   -------     -------
Numerator:
  Net income-numerator for basic and diluted earnings per share ..  $2,482      $1,575
Denominator:
  Denominator for basic earnings per share-weighted average shares   9,171       9,131
  Effect of dilutive securities:
    Employee and Director stock options ..........................      60          78
                                                                    ------      ------
  Denominator for diluted earnings per share-adjusted
  weighted average shares ........................................   9,231       9,209
                                                                    ======      ======
Basic earnings per share .........................................  $ 0.27      $ 0.17
                                                                    ======      ======
Diluted earnings per share .......................................  $ 0.27      $ 0.17
                                                                    ======      ======

4.  DERIVATIVE ACCOUNTING PRINCIPLES

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

      The Company has entered into three commodity collar transactions to hedge market risks of diesel fuel prices. Two collars are effective July 1, 1997 and terminate on June 30, 1998. Each collar represents notional amounts totaling 200,000 gallons per month with cap prices of $0.6100 and $0.6000 per gallon and floor prices of $0.5165 and $0.5250 per gallon, respectively. For one of the collars the counter party has an option, on a quarter by quarter basis, to increase the notional amount to 400,000 gallons per month for the quarter selected.

      The third collar is effective April 1, 1998 and terminates March 31, 1999 and represents notional amounts totaling 250,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4375 per gallon. At March 31, 1998, the Company had not entered into any interest rate swaps contracts.

5.  COMMITMENTS AND CONTINGENCIES

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

                         RAILTEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

6.  SUBSEQUENT EVENT

      In April 1998, the Company announced that it's wholly-owned subsidiary, RailTex Acquisition Corp., had entered into a definitive agreement to acquire 100% of the stock of Central Properties, Inc. ("CPI"), a privately held company which owns 100 percent of the stock of the Central Railroad of Indianapolis ("CERA") and the Central Railroad of Indiana ("CIND"). The purchase price is $14.1 million including a $14.0 million cash payment and the assumption of $100,000 in long-term liabilities. CERA operates over approximately 73 miles of rail line in north central Indiana: a 17 mile north-south line between Kokomo and Tipton, IN and a 56 mile east-west line from Marion through Kokomo to Frankfort, IN. CIND currently owns and operates approximately 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The CIND also has overhead trackage rights over 96 miles between Shelbyville and Frankfort, Indiana which allows for connection with the CERA. The Company currently expects to close this transaction prior to the end of the second quarter.

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

GENERAL

      The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles operated by RailTex has grown to more than 3,900 at March 31, 1998.

      The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, contracts to operate such assets under management agreements and purchase of railroad company common stock. These arrangements typically relate only to the physical assets of the railroad property, and, except for the purchase of the Indiana & Ohio Rail Corp. ("INOH") and the pending acquisition of Central Properties, Inc., the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

      Additionally, the economic uncertainty related to Brazil has impacted the ability of FCA and FSA to finance short-term capital needs. As a result, the Board of Directors of FSA implemented a call for additional capital contributions from the existing shareholders. The Company decided not to participate in the capital call, and, as a result, its equity percentage will be diluted from 6.0% to as low as 4.0%. The respective Board of Directors of FCA and FSA may implement additional capital contribution calls from the existing shareholders. In the event the Company does not participate in the capital call, its equity percentage could be further diluted.

      As a result of the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from the New England Central Railroad, Inc. ("NECR") and the Indiana Southern Railroad, Inc. ("ISRR"), wholly-owned subsidiaries of RailTex, Inc. Filings made by CSX and NS with the Surface Transportation Board ("STB") indicated that traffic with revenues of approximately $1.6 million will be diverted from the NECR. NECR estimates that traffic with revenues of as much as $8.0 million and the ISRR estimates that traffic with revenues of $1.5 million could be diverted on an annual basis. In addition, the INOH, a wholly-owned subsidiary of RailTex, Inc., believes the division of rail lines between CSX and NS will cause operating inefficiencies for INOH. As a result, NECR, ISRR and INOH have filed requests with the STB for limited trackage rights to remedy the potential loss of revenue and rectify operating inefficiencies. The Company is unable to predict the final outcome of these filings at this time.

       In order to improve its overall profitability and financial returns, the Company has performed an analysis of its portfolio railroad properties with the objective of identifying those properties which do not meet the Company's overall financial objectives and which do not offer significant revenue or operating expansion opportunities. The Company is currently pursuing its alternatives with respect to these properties, which may include possible sale of those properties.

      In April 1998, the Company announced that it's wholly-owned subsidiary, RailTex Acquisition Corp., had entered into a definitive agreement to acquire 100% of the stock of Central Properties, Inc. ("CPI"), a privately held company which owns 100 percent of the stock of the Central Railroad of Indianapolis ("CERA") and the Central Railroad of Indiana ("CIND"). The purchase price is $14.1 million including a $14.0 million cash payment and the assumption of $100,000 in long-term liabilities. CERA operates over approximately 73 miles of rail line in north central Indiana: a 17 mile north-south line between Kokomo and Tipton, IN and a 56 mile east-west line from Marion through Kokomo to Frankfort, IN. CIND currently owns and operates approximately 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The CIND also has overhead trackage rights over 96 miles between Shelbyville and Frankfort, Indiana which allows for connection with the CERA. The Company currently expects to close this transaction prior to the end of the second quarter.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

      The Company's net income for the three months ended March 31, 1998 increased by approximately $907,000, or 57.6%, to $2.5 million from $1.6 million in the prior year period and basic and diluted earnings per share increased 58.8% to $0.27 per share from $0.17 per share in the prior year period.

      OPERATING REVENUES. Operating revenues for the three months ended March 31, 1998 increased by $4.2 million, or 12.4%, to $38.4 million from $34.2 million in the prior year period. Carloads transported increased by 17,095 carloads, or 15.6%, to 126,793 carloads from 109,698 carloads in the prior year period.

      Freight revenues for the three months ended March 31, 1998 increased by $3.7 million, or 12.4%, to $33.2 million from $29.5 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended March 31, 1998 and 1997.

          FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                  (IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)


                                                                                                                        AVERAGE
                                                                                                                        FREIGHT
                                                                                                                        REVENUES
                                                                                                                         PER
                                                 FREIGHT REVENUES                           CARLOADS                    CARLOAD(1)
                                   --------------------------------------    ------------------------------------    --------------
                                          1998                   1997             1998                1997            1998   1997
                                   -----------------     ----------------    ---------------     ----------------    -----   ----
                                               % OF                 % OF              % OF                  % OF
COMMODITY GROUP                     DOLLARS    TOTAL      DOLLARS   TOTAL     NUMBER  TOTAL      NUMBER     TOTAL
---------------                    --------    -----     --------   -----    -------  -----      ------     -----
Lumber and forest products......   $  6,648     20.0%     $ 5,631    19.1%    16,847   13.3%     15,177     13.8%     $395   $371
Coal............................      4,503     13.6        3,427    11.6     25,861   20.4      18,679     17.0       174    183
Chemicals.......................      4,069     12.3        3,684    12.5     12,716   10.0      11,230     10.2       320    328
Scrap metal and metal products..      3,022      9.1        2,206     7.5     10,590    8.4       7,635      7.0       285    289
Scrap paper and paper products..      2,907      8.8        3,041    10.3      8,809    6.9       8,114      7.4       330    375
Farm products...................      2,758      8.3        2,902     9.8     10,864    8.6      11,956     10.9       254    243
Food products...................      1,676      5.1        1,650     5.6      6,237    4.9       6,149      5.6       269    268
Non-metallic ores...............      1,527      4.6        1,578     5.3      8,029    6.3       8,261      7.5       190    191
Autos and auto parts............      1,406      4.2        1,065     3.6      7,914    6.2       6,014      5.5       178    177
Petroleum products..............      1,311      4.0        1,354     4.6      3,569    2.8       3,471      3.2       367    390
Minerals and stone..............      1,232      3.7        1,227     4.2      3,596    2.8       3,848      3.5       343    319
Railroad equipment..............      1,060      3.2          806     2.7      7,001    5.5       5,006      4.6       151    161
Other...........................      1,065      3.1          948     3.2      4,760    3.9       4,158      3.8       224    228
                                  ---------   ------      -------   -----    -------  -----     -------    -----
     Total......................    $33,184    100.0%     $29,519   100.0%   126,793  100.0%    109,698    100.0%     $262   $269
                                  =========   ======      =======   =====    =======  =====     =======    =====

---------------------
(1)Calculated as freight revenues divided by carloads.

      The increase in freight revenues and carloadings is primarily due to increases in coal (7,182), scrap metal and metal products (2,955), railroad equipment (1,995) and auto and auto parts (1,900) as a result of increases in business for existing customers and the existence of the DTI for a full quarter in 1998 compared to half of a quarter in 1997.

      Non-freight revenues for the three months ended March 31, 1998 increased by approximately $572,000, or 12.3%, to $5.2 million from $4.6 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 13.6% of operating revenues in both the three months ended March 31, 1998 and 1997. The increase in non-freight revenues is primarily due to increases in car hire, car repair, switching and joint facilities income from Amtrak.

            OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1998 increased by $2.8 million, or 9.6%, to $31.9 million from $29.1 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the period to 83.1%, compared to 85.2% in the prior year period, primarily a result of lower diesel fuel costs and equipment rent expenses.

      The following table sets forth a comparison of the Company's operating expenses during the three month periods ended March 31, 1998 and 1997, in dollars and as a percentage of operating revenues:

                         OPERATING EXPENSES COMPARISON
                            (DOLLARS IN THOUSANDS)


                                          1998                    1997
                                   -----------------     --------------------
                                              % OF                    % OF
                                            OPERATING               OPERATING
                                   DOLLARS   REVENUES     DOLLARS    REVENUES
                                  --------  ---------     -------   ---------
Labor and benefits...........      $11,841     30.8%      $10,254      30.0%
Equipment rents..............        4,300     11.2         4,088      12.0
Depreciation and amortization        3,521      9.2         2,985       8.7
Diesel fuel..................        2,651      6.9         3,177       9.3
Purchased services...........        2,256      5.9         2,067       6.0
Casualties and insurance.....        1,520      4.0         1,223       3.6
Materials....................        1,396      3.6         1,342       3.9
Joint facilities.............        1,263      3.3         1,069       3.1
Other........................        3,156      8.2         2,918       8.5
                                   -------     ----       -------      ----
     Total...................      $31,904     83.1%      $29,123      85.2%
                                   =======     ====       =======      ====

      Labor and benefits for the three months ended March 31, 1998 increased by $1.6 million, or 15.5%, to $11.8 million from $10.3 million in the prior year period. The increase in labor and benefits is primarily a result of an increase in profit sharing incentives at one of the Company's railroads due to increased profitability at the railroad, increase in overtime related to increase in traffic volumes on certain railroads and as a result of UP service problems and an increase in total employment.

      Equipment rents for the three months ended March 31, 1998 increased by approximately $212,000, or 5.2%, to $4.3 million from $4.1 million in the prior year period. The increase in equipment rents is primarily attributable to an increase in locomotive leases offset by a decrease in railcar equipment rents.


      Depreciation and amortization for the three months ended March 31, 1998 increased by approximately $536,000, or 18.0%, to $3.5 million from $3.0 million in the prior year period. The increase in depreciation and amortization is primarily a result of capital asset additions in 1997 and first quarter 1998.

      Diesel fuel expense for the three months ended March 31, 1998 decreased by approximately $525,000, or 16.5%, to $2.6 million from $3.2 million in the prior year period. The decrease in diesel fuel expense is primarily a result of a $0.21 per gallon, or 25.0%, decrease in average fuel prices as compared to the prior year period.

      Purchased services for the three months ended March 31, 1998 increased by approximately $189,000, or 9.1%, to $2.3 million from $2.1 million in the prior year period. The increase in purchased services is primarily a result of increased legal and consulting expense related to training, public relations, information technology and labor and compensation issues.

      Casualties and insurance expense for the three months ended March 31, 1998 increased by approximately $297,000, or 24.3%, to $1.5 million from $1.2 million in the prior year period. The increase in casualties and insurance expense is a result of increased derailment costs.

      Materials expense for the three months ended March 31, 1998 increased by approximately $54,000, or 4.0%, to $1.4 million from $1.3 million in the prior year period. The increase in materials expense is primarily due to an increase in locomotive materials due to routine and non-routine maintenance.

      Joint facilities expense for the three months ended March 31, 1998 increased by approximately $194,000, or 18.1%, to $1.3 million from $1.1 million in the prior year period due primarily to an increase in carload activity.

      Other expenses for the three months ended March 31, 1998 increased by approximately $238,000, or 8.2%, to $3.2 million from $3.0 million in the prior year period. The increase in other expenses is primarily attributable to increases in property taxes, telephone and communications expense and travel expenses related to training for transportation specialists.

      INTEREST EXPENSE. Interest expense for the three months ended March 31, 1998 increased by approximately $321,000, or 13.6%, to $2.7 million from $2.4 million in the prior year period due primarily to an increase in borrowings for capital asset additions.

      OTHER INCOME (EXPENSES). For the three months ended March 31, 1998, other income was approximately $345,000 as compared to expense of approximately $49,000 in the prior year period primarily as a result of a net gain from the sale of non-operating assets for the three months ended March 31, 1998 as compared to a net loss from the sale of non-operating assets in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

      During the three months ended March 31, 1998, the Company generated cash from operations of $2.1 million and borrowed a total of $6.0 million on its credit facilities which was primarily used to fund capital expenditures as follows (in thousands):

               Track....................................  2,501
               Locomotives..............................  2,194
               DTI track rehabilitation.................  1,236
               Technology...............................    429
               Other....................................    207
                                                        -------
                                                         $6,567
                                                        =======

      At March 31, 1998, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $131.6 million, which constituted 49.2% of its total capitalization. Comparable figures at December 31, 1997 were $125.7 million and 48.5%, respectively.

      At March 31, 1998, availability under the Company's $75.0 million U.S. acquisition facility, $10.0 million U.S. working capital facility, CDN $25.0 million Canadian acquisition agreement, and CDN $5.0 million Canadian working capital facility was, in U.S. dollars, $60.5 million, $3.0 million, $2.7 million and $17.6 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee.

      As shown in the table above, the Company has spent approximately $1.2 million on rehabilitation of the DTI track in 1998 and expects to spend an additional $3.8 million in 1998. The Company currently anticipates that its maintenance capital expenditure requirements in 1998 for track, excluding DTI track rehabilitation, locomotives and equipment will be $22.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be $3.0 million.

      Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At March 31, 1998, the Company was in compliance with all covenants, except for its debt covenant related to Capital Expenditure Amount Limit. The Company is currently in negotiations with its lenders and expects its Capital Expenditure Amount Limit to be waived or amended.

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

SEASONALITY

      Except for revenue from shipment of farm products, which represent less than 10.0% of revenues, the Company's operating revenues from existing operations have not historically been subject to significant seasonal changes.

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

      In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all start-up activities, as defined, to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged, initial application will be reported as a cumulative effect of a change in accounting principle and restatement of previously issued financial statements is not permitted. The Company currently capitalizes start-up activities associated with the acquisition of new railroad properties and amortizes these costs over five years. As of January 1, 1998, the Company would have reported a cumulative effect of a change in accounting principle in the amount of $1.5 million, net of associated income taxes. Prospectively, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties.

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

    27.1    Financial Data Schedule.

(B).  REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                          RAILTEX, INC.


Date:  May 15, 1998                       By: /s/ LAURA D. DAVIES
                                          Name:   LAURA D. DAVIES
                                          Title:  Vice President and Chief
                                                   Financial Officer

Date:  May 15, 1998                       By: /s/ CLEMENT J. WYDRA
                                          Name:   CLEMENT J. WYDRA
                                          Title:  Controller and Chief
                                                   Accounting Officer
                                       16