Form 10-Q
period 1998-06-30
RAILTEX INC
filed 1998-08-13
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                                June 30, 1998

                                      or

         [ ] Transition report pursuant to section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from _____________________ to _____________________

                       Commission File Number 34-022552

                                 RAILTEX, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
-------------------------------------------------------------------------------
                  TEXAS                                74-1948121
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)
-------------------------------------------------------------------------------
       4040 Broadway, Suite 200
              SAN ANTONIO, TEXAS
    (Address of principal executive                       78209
               offices)                               (Zip Code)
-------------------------------------------------------------------------------
    Registrant's telephone number,
         including area code:                       (210) 841-7600
-------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X] YES                  [ ] NO

Indicate the number of shares outstanding of the Registrant's Common Stock as of July 31, 1998: 9,193,963

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                        FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                            ENDED JUNE 30,      ENDED JUNE 30,
                                         -------------------  -----------------
                                            1998      1997       1998    1997
                                         --------- ---------  -------  --------
OPERATING REVENUES.................... $ 39,135  $ 37,365    $77,547  $71,540

OPERATING EXPENSES:
  Transportation......................   14,546   13,556      28,476   26,193
  General and administrative..........    5,743    6,098      11,202   11,844
  Equipment...........................    4,790    4,694       9,205    9,171
  Maintenance of way..................    4,157    3,689       8,737    6,967
  Depreciation and amortization.......    3,665    3,103       7,186    6,088
                                      --------- ---------  --------- ---------
   Total operating expenses...........   32,901    31,140     64,806    60,263
                                      --------- ---------  --------- ---------
OPERATING INCOME......................    6,234    6,225      12,741   11,277

INTEREST EXPENSE......................   (2,669)  (2,606)     (5,356)  (4,972)

OTHER INCOME..........................      202      348         548      299
                                      ---------- ---------- ---------- ----------
INCOME BEFORE INCOME TAXES............    3,767    3,967       7,933    6,604

INCOME TAXES..........................   (1,301)  (1,549)     (2,985)  (2,611)
                                      --------- ---------  ---------  ---------
NET INCOME............................$   2,466  $ 2,418     $ 4,948  $ 3,993
                                      ========= =========  ========= =========
BASIC EARNINGS PER SHARE..............$    0.27  $  0.26     $  0.54  $  0.44
                                      ========= =========  ========= =========
WEIGHTED AVERAGE NUMBER OF BASIC
SHARES OF COMMON STOCK OUTSTANDING....    9,189    9,158       9,180    9,145

DILUTED EARNINGS PER SHARE............$    0.27  $  0.26     $  0.54  $  0.43
                                      ========= =========  ========= =========
WEIGHTED AVERAGE NUMBER OF DILUTED
SHARES OF COMMON STOCK OUTSTANDING....    9,238    9,223       9,234    9,213

   The accompanying notes are an integral part of these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                        JUNE 30,    DECEMBER 31,
                                                           1998          1997
                                                         ---------    ---------
                  ASSETS                                (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents..........................    $   1,595    $     570
  Accounts receivable, less doubtful receivables
   of $1,605; $1,563 in 1997 .........................      25,990       32,171
  Prepaid expenses and other current assets ..........       1,982        2,527
  Deferred tax assets, net ...........................       1,777        1,777
                                                         ---------    ---------
   Total current assets ..............................      31,344       37,045
                                                         ---------    ---------
PROPERTY AND EQUIPMENT, less accumulated depreciation
   of $47,469; $41,122 in 1997 .......................     269,547      259,444
                                                         ---------    ---------
OTHER ASSETS:
  Investments in Brazilian railroad companies ........      17,809       17,809
  Investment in Central Properties, Inc. ............      14,020         --
  Other, net .........................................       5,226        5,610
                                                         ---------    ---------
   Total other assets ................................      37,055       23,419
                                                         ---------    ---------
   Total assets ......................................   $ 337,946    $ 319,908
                                                         =========    =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term notes payable ...........................   $    --      $     384
  Current portion of long-term debt ..................      10,226        7,763
  Accounts payable ...................................      13,009       18,829
  Accrued liabilities ................................      14,691       17,434
                                                         ---------    ---------
   Total current liabilities .........................      37,926       44,410

DEFERRED INCOME TAXES, NET ...........................      22,659       20,521

LONG-TERM DEBT .......................................     130,122      112,893

SENIOR SUBORDINATED NOTES PAYABLE ....................       5,000        5,000

OTHER LIABILITIES ....................................       3,909        3,826
                                                         ---------    ---------
   Total liabilities .................................     199,616      186,650
                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock; $1.00 par value; 10 million
    shares authorized; no shares issued or
    outstanding ......................................        --           --
  Common stock; $.10 par value; 30 million
    shares authorized; issued and outstanding
    9,193,963; 9,160,924 in 1997 .....................         919          916
  Paid-in capital ....................................      84,119       83,799
  Retained earnings ..................................      53,852       48,901
  Cumulative translation adjustment ..................        (560)        (358)
                                                         ---------    ---------
   Total shareholders' equity ........................     138,330      133,258
                                                         ---------    ---------
   Total liabilities and shareholders' equity ........   $ 337,946    $ 319,908
                                                         =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                        RAILTEX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                     FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                    -------------------
                                                                      1998        1997
                                                                    -------    --------
OPERATING ACTIVITIES:
  Net income.....................................................   $ 4,948    $  3,993
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ................................     7,186       6,088
   Deferred income taxes ........................................     2,215         760
   Amortization of deferred financing costs .....................       195         191
   Provision for losses on accounts receivable ..................         6         108
   Gain on sale of assets .......................................      (409)       (260)
   Other ........................................................        32        --
   Changes in working capital:
     Accounts receivable ........................................     6,175        (692)
     Prepaid expenses ...........................................       545       1,019
     Accounts payable and accrued liabilities ...................    (8,301)      1,479
                                                                    -------    --------
   Net cash provided by operating activities ....................    12,592      12,686
                                                                    -------    --------
INVESTING ACTIVITIES:
  Purchase of investment in Central Properties, Inc..............   (14,020)        --
  Purchase of Detroit, Toledo and Ironton, including
   related costs ................................................      --       (25,996)
  Purchase of investment in Brazilian railroad company ..........      --        (1,346)
  Sale of preferred shares of Brazilian railroad company ........      --         2,758
  Purchase of property and equipment.............................   (16,405)    (13,335)
  Proceeds from sale of property and equipment ..................       457         400
  (Increase) decrease in other long-term assets .................      (358)        293
                                                                    -------    --------
   Net cash used in investing activities ........................   (30,326)    (37,226)
                                                                    -------    --------
FINANCING ACTIVITIES:
  Payments of short-term notes payable ..........................      (570)       (352)
  Proceeds from long-term debt ..................................    19,500      22,000
  Principal payments on long-term debt ..........................    (1,387)     (1,422)
  Net increase in working capital facility ......................     1,000       3,000
  Issuance of common stock ......................................       247          73
  Deferred financing costs ......................................        (3)       --
                                                                    -------    --------
   Net cash provided by financing activities ....................    18,787      23,299
                                                                    -------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................       (28)       (123)
                                                                    -------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .........................     1,025      (1,364)

CASH AND CASH EQUIVALENTS, beginning of period ..................       570       2,108
                                                                    -------    --------
CASH AND CASH EQUIVALENTS, end of period.........................   $ 1,595    $    744
                                                                    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest......................................................   $ 5,275    $  4,494
   Income taxes .................................................     1,775       1,633
  Non-cash investing and financing activities:
   Capital leases ...............................................       905         345
   Grants .......................................................       149          18
   Tax benefit from exercise of non-qualified stock
    options ...................................................          76         100

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

2.  RECENTLY ISSUED PRONOUNCEMENTS:

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Because the Company's component of comprehensive income, foreign currency translation adjustment, is immaterial to the financial condition or results of operations for the three months and six months ended June 30, 1998 and 1997, the amounts are not reported or displayed in the financial statements.

      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits". The Company does not provide post-retirement or post-employment benefits to its employees.

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this statement. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

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

3. EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computation for net income (in thousands, except per share amounts):

                                                                                THREE MONTHS         SIX MONTHS
                                                                               ENDED JUNE 30,      ENDED JUNE 30,
                                                                               1998     1997     1998        1997
                                                                              ------   ------   ------   ---------
Numerator:
  Net income-numerator for basic and diluted earnings per share ..            $2,466   $2,418   $4,948   $   3,993
                                                                              ======   ======   ======   =========
Denominator:
  Denominator for basic earnings per share-weighted average shares             9,189    9,158    9,180       9,145
  Effect of dilutive securities:
    Employee and Director stock options ..........................                49       65       54          68
                                                                              ------   ------   ------   ---------
  Denominator for diluted earnings per share-adjusted
    weighted average shares ......................................             9,238    9,223    9,234       9,213
                                                                              ======   ======   ======   =========
Basic earnings per share .........................................            $ 0.27   $ 0.26   $ 0.54   $    0.44
                                                                              ======   ======   ======   =========
Diluted earnings per share .......................................            $ 0.27   $ 0.26   $ 0.54   $    0.43
                                                                              ======   ======   ======   =========

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

      The Company has entered into two commodity collar transactions to hedge market risks of diesel fuel prices. The first collar is effective April 1, 1998 and terminates March 31, 1999 and represents notional amounts totaling 250,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4375 per gallon.

      The second collar is effective July 1, 1998 and terminates June 30, 1999 and represents notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4490 per gallon. At June 30, 1998, the Company had not entered into any interest rate swaps contracts.

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

                        RAILTEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      In connection with the alleged Clean Water Act violation discussed above, the Environmental Protection Agency ("EPA") has commenced a criminal investigation. In connection with the investigation, a subpoena was issued on October 29, 1997, requesting various documents from the Company. Additionally, in March and June of 1998, several employees were subpoenaed to testify in front of a grand jury related to this criminal investigation. The Company and the employees complied with these subpoenas and there has been no additional action by the EPA. The Company intends to vigorously defend its position but is unable to predict the outcome of this investigation.

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

6.     INVESTMENT IN CENTRAL PROPERTIES, INC.

      On June 23, 1998, the Company acquired 100% of the outstanding stock of Central Properties, Inc. ("CPI"). The stock was originally held in a voting trust pending Surface Transportation Board ("STB") approval which was received effective July 26, 1998. As a result, the equity method of accounting has been applied to the Company's investment in CPI at June 30, 1998. CPI was a privately held company which owns 100% of the stock of two railroads in Ohio and Indiana. The Central Railroad of Indianapolis ("CERA") operates under a lease from Norfolk Southern over approximately 73 miles of rail line in north central Indiana. The Central Railroad of Indiana ("CIND") currently owns and operates over 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The purchase price was $14.3 million including a 14.0 million cash payment and the assumption of approximately $266,000 of long-term debt. This acquisition was funded by borrowings under the Company's $75 million U.S. acquisition facility. The Company began actively operating the two railroads on August 1, 1998. As a result, beginning August 1, 1998, the acquisition will be accounted for using the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

      This Form 10-Q contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements

GENERAL

      The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles operated by RailTex has grown to more than 3,900 at June 30, 1998.

      The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, contracts to operate such assets under management agreements and purchase of railroad company common stock. These arrangements typically relate only to the physical assets of the railroad property, and, except for the purchase of the Indiana & Ohio Rail Corp. ("INOH") and Central Properties, Inc., the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

      RECENT DEVELOPMENTS

      Effective August 24, 1998, Ronald A. Rittenmeyer will join the Company as President and Chief Executive Officer. Mr. Rittenmeyer comes to RailTex from Ryder TRS, where he had served as President and Chief Operating Officer since 1997. As COO of Ryder TRS, Mr. Rittenmeyer ran an investor-owned consumer truck-rental company with more than 4,200 dealers in North America. Prior to Ryder TRS, Mr. Rittenmeyer was President and Chief Operating Officer of Merisel, Inc. From 1994 to 1995, Mr. Rittenmeyer was employed by Burlington Northern, Inc. until it merged into the Santa Fe Railroad, most recently as Chief Operating Officer. Mr. Rittenmeyer also spent nearly 20 years with Frito Lay in a number of positions rising to become Vice President of Operations.

      On June 23, 1998, the Company acquired 100% of the outstanding stock of Central Properties, Inc. ("CPI"). The stock was originally held in a voting trust pending Surface Transportation Board ("STB") approval which was received effective July 26, 1998. CPI was a privately held company which owns 100% of the stock of two railroads in Ohio and Indiana. The Central Railroad of Indianapolis ("CERA") operates under a lease from Norfolk Southern over approximately 73 miles of rail line in north central Indiana. The Central Railroad of Indiana ("CIND") currently owns and operates over 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The purchase price was $14.3 million including a 14.0 million cash payment and the assumption of approximately $266,000 of long-term debt. The Company began actively operating the two railroads on August 1, 1998.

      Approximately 30% of the Company's carloads interchange with the Union Pacific Railroad ("UP"). As a result, the Company has been impacted by the congestion the UP is experiencing primarily through car supply issues and increased operating expenses due to overtime associated with running trains on unscheduled days and delays caused by waiting for access to UP yards. Additionally, revenues have been lost to other modes of transportation as customers avoid the service problems caused by the UP congestion. To the extent that the UP problems continue or worsen, the Company's results of operations could be materially adversely impacted.

      The Company owns investments in two Brazilian railroad companies, Ferrovia Centro Atlantica, S.A. ("FCA") and Ferrovia Sul Atlantico, S.A. ("FSA"). During 1997 and continuing into 1998, certain Asian countries have experienced a financial crisis resulting in the devaluation of their currencies. The Asian crisis has increased speculation the Brazilian currency ("Real") would be devalued. In response to the Asian crisis, the Brazilian government invoked certain fiscal measures in an effort to stabilize the Real and avert significant devaluation. However, there can be no assurances that these measures will prevent future currency devaluations.

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

      As a result of the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from the New England Central Railroad, Inc. ("NECR") and the Indiana Southern Railroad, Inc., ("ISRR"), wholly-owned subsidiaries of RailTex, Inc. Filings made by CSX and NS with the STB indicated that traffic with revenues of approximately $1.6 million will be diverted from the NECR. NECR estimated that traffic with revenues of as much as $8.0 million and the ISRR estimated that traffic with revenues of $1.5 million could be diverted on an annual basis. In addition, the INOH, a wholly-owned subsidiary of RailTex, Inc., believed the division of rail lines between CSX and NS will cause operating inefficiencies for INOH. As a result, NECR, ISRR and INOH filed requests with the STB for limited trackage rights to remedy the potential loss of revenue and rectify operating inefficiencies. As a result, the NECR and ISRR were awarded additional trackage rights by the STB and the INOH negotiated additional trackage rights with NS. The Company is unable to predict if the additional trackage rights awarded will remedy the potential loss of revenue or rectify operating inefficiencies.

      In order to improve its overall profitability and financial returns, the Company has performed an analysis of its portfolio railroad properties with the objective of identifying those properties which do not meet the Company's overall financial objectives and which do not offer significant revenues or operating expansion opportunities. As a result, the Company may divest certain railroad properties in the near term.

      RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      The Company's net income for the three months ended June 30, 1998 increased by approximately $48,000, or 2.0%, to $2.5 million from $2.4 million in the prior year period and basic and diluted earnings per share increased 3.8% to $0.27 per share from $0.26 per share in the prior year period.

      OPERATING REVENUES. Operating revenues for the three months ended June 30, 1998 increased by $1.8 million, or 4.7%, to $39.1 million from $37.4 million in the prior year period. Carloads transported increased by 12,492 carloads, or 10.2%, to 134,734 carloads from 122,242 carloads in the prior year period.

      Freight revenues for the three months ended June 30, 1998 increased by $1.6 million, or 5.0%, to $33.8 million from $32.2 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended June 30, 1998 and 1997.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
               (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                     AVERAGE FREIGHT
                                                                                                                       REVENUES PER
                                                FREIGHT REVENUES                              CARLOADS                   CARLOAD(1)
                                   -----------------------------------------    --------------------------------------   -----------
                                           1998                   1997                 1998                 1997         1998   1997
                                   --------------------    -----------------    -----------------    -----------------   ----   ----
                                                  % OF                 % OF                 % OF                 % OF
COMMODITY GROUP                    DOLLARS        TOTAL    DOLLARS     TOTAL    NUMBER      TOTAL    NUMBER      TOTAL
---------------                    -------        -----    -------     -----    ------      -----    ------      -----
Lumber & forest products  ......   $7,215         21.4%   $ 6,200      19.3%    17,907      13.3%    16,342      13.4%   $403   $379
Coal ............................   4,442         13.1      4,644      14.4     23,366      17.3     24,558      20.1     190    189
Chemicals .......................   4,244         12.6      3,799      11.8     12,984       9.6     12,279      10.0     327    309
Scrap paper & paper products ....   2,898          8.6      3,113       9.7      8,666       6.4      8,907       7.3     334    349
Scrap metal & metal products ....   2,827          8.4      2,487       7.7     10,678       7.9      9,444       7.7     265    263
Farm products ...................   2,314          6.8      2,393       7.4      9,265       6.9      9,303       7.6     250    257
Food products ...................   1,818          5.4      1,704       5.3      6,884       5.1      6,427       5.3     264    265
Railroad equipment ..............   1,797          5.3        838       2.6     16,647      12.4      5,336       4.4     108    157
Non-metallic ores................   1,591          4.7      1,560       4.8      9,324       6.9      9,274       7.6     171    168
Minerals & stone.................   1,526          4.5      1,446       4.5      4,483       3.3      4,141       3.4     340    349
Autos ...........................   1,122          3.3      1,279       4.0      6,658       4.9      6,658       5.4     168    192
Petroleum products ..............     978          2.9      1,321       4.1      2,996       2.2      3,366       2.8     326    393
Other ...........................   1,022          3.0      1,390       4.4      4,876       3.8      6,207       5.0     210    224
                                  -------        -----    -------     -----    -------     -----    -------     -----
  Total ......................... $33,794        100.0%   $32,174     100.0%   134,734     100.0%   122,242     100.0%   $251   $263
                                  =======        =====    =======     =====    =======     =====    =======     =====

----------------------------
(1)   Calculated as freight revenues divided by carloads.

      The increase in freight revenues and carloadings is primarily due to increases in railroad equipment (11,311) and lumber and forest products (1,565) due to the transportation of empty coal freight cars at one of the Company's railroads for the UP and an increase in moves for an existing customer.

      Non-freight revenues for the three months ended June 30, 1998 increased by approximately $150,000, or 2.9%, to $5.3 million from $5.2 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 13.6% and 13.9% of operating revenues in the three months ended June 30, 1998 and 1997, respectively. The increase in non-freight revenues is primarily due to a special project to install fiber optic cable at one of the Company's railroads.

      OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1998 increased by $1.8 million, or 5.7%, to $32.9 million from $31.1 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) increased for the period to 84.1%, compared to 83.3% in the prior year period, primarily due to higher depreciation and amortization, reflecting the Company's increased capital improvement programs, and an increase in purchased services and casualties and insurance expense offset by an improved labor ratio and lower diesel fuel costs.

      The following table sets forth a comparison of the Company's operating expenses during the three month periods ended June 30, 1998 and 1997, in dollars and as a percentage of operating revenues:

                        OPERATING EXPENSES COMPARISON
                            (DOLLARS IN THOUSANDS)

                                            1998                1997
                                    --------------------- --------------------
                                           % OF OPERATING         % OF OPERATING
                                    DOLLARS    REVENUES   DOLLARS   REVENUES
                                    -------    ---------- -------   ----------
Labor and benefits .............    $12,048     30.7%     $11,640     31.1%
Equipment rents ................      4,491     11.4        4,204     11.2
Depreciation and amortization ..      3,665      9.4        3,103      8.3
Diesel fuel ....................      2,453      6.3        2,896      7.8
Purchased services .............      2,765      7.1        2,207      5.9
Casualties and insurance .......      1,863      4.8        1,460      3.9
Materials ......................      1,640      4.2        1,341      3.6
Joint facilities ...............      1,073      2.7        1,117      3.0
Other ..........................      2,903      7.4        3,172      8.5
                                    -------     ----      -------     ----
  Total ........................    $32,901     84.1%     $31,140     83.3%
                                    =======     ====      =======     ====

      Labor and benefits for the three months ended June 30, 1998 increased by approximately $408,000, or 3.5%, to $12.0 million from $11.6 million in the prior year period. The increase in labor and benefits is primarily a result of an increase in total employment at the Company's railroads due to an increase in carloadings.

      Equipment rents for the three months ended June 30, 1998 increased by approximately $287,000, or 6.8%, to $4.5 million from $4.2 million in the prior year period. The increase in equipment rents is primarily attributable to an increase in locomotive and railcar leases.

      Depreciation and amortization for the three months ended June 30, 1998 increased by approximately $562,000, or 18.1%, to $3.7 million from $3.1 million in the prior year period. The increase in depreciation and amortization is primarily a result of capital asset additions for track rehabilitation and increased vehicle and locomotive depreciation related to fleet expansion.

      Diesel fuel expense for the three months ended June 30, 1998 decreased by approximately $443,000, or 15.3%, to $2.5 million from $2.9 million in the prior year period. The decrease in diesel fuel expense is primarily a result of a $0.16 per gallon, or 21%, decrease in average fuel prices as compared to the prior year period.

      Purchased services for the three months ended June 30, 1998 increased by approximately $558,000, or 25.3%, to $2.8 million from $2.2 million in the prior year period. The increase in purchased services is primarily a result of increased contract labor related to maintenance projects and an increase in certain information technology fees as a result of additional resources devoted to a computer system rollout.

      Casualties and insurance expense for the three months ended June 30, 1998 increased by approximately $403,000, or 27.6%, to $1.9 million from $1.5 million in the prior year period. The increase in casualties and insurance expense is a result of increased derailment and property damage costs.

      Materials expense for the three months ended June 30, 1998 increased by approximately $299,000, or 22.3%, to $1.6 million from $1.3 million in the prior year period. The increase in materials expense is primarily due to an increase in car repair materials.

      Joint facilities expense for the three months ended June 30, 1998 decreased by approximately $44,000, or 3.9%, to $1.1 million due primarily to trackage rights credits.

      Other expenses for the three months ended June 30, 1998 decreased by approximately $269,000, or 8.5%, to $2.9 million from $3.2 million in the prior year period. The decrease in other expenses is primarily attributable to a decrease in bad debt expense and bank fees.

      INTEREST EXPENSE. Interest expense for the three months ended June 30, 1998 increased by approximately $63,000, or 2.4%, to $2.7 million from $2.6 million in the prior year period due primarily to an increase in borrowings for capital asset additions.

      OTHER INCOME. Other income for the three months ended June 30, 1998 decreased by approximately $146,000, or 42.0%, to $202,000 from $348,000 in the prior year period primarily due to less gain from the sale of non-operating assets for the three months ended June 30, 1998.

      SIX MONTHS  ENDED JUNE 30, 1998  COMPARED  TO SIX MONTHS  ENDED JUNE 30,
1997.

      The Company's net income for the six months ended June 30, 1998 increased by approximately $955,000, or 23.9%, to $4.9 million from $4.0 million in the prior year period, basic earnings per share increased 22.7% to $0.54 per share from $0.44 per share in the prior year period and diluted earnings per share increased 25.6% to $0.54 per share from $0.43 per share in the prior year period.

      OPERATING REVENUES. Operating revenues for the six months ended June 30, 1998 increased by $6.0 million, or 8.4%, to $77.5 million from $71.5 million in the prior year period. Carloads transported increased by 29,587 carloads, or 12.8%, to 261,527 carloads from 231,940 carloads in the prior year period.

      Freight revenues for the six months ended June 30, 1998 increased $5.3 million, or 8.6%, to $67.0 million from $61.7 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the six months ended June 30, 1998 and 1997.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                     AVERAGE FREIGHT
                                                                                                                       REVENUES PER
                                                FREIGHT REVENUES                              CARLOADS                  CARLOAD(1)
                                   -----------------------------------------    --------------------------------------  -----------
                                           1998                   1997                 1998                 1997        1998   1997
                                   --------------------    -----------------    -----------------    -----------------  ----   ----
                                                  % OF                 % OF                 % OF                 % OF
COMMODITY GROUP                    DOLLARS        TOTAL    DOLLARS     TOTAL    NUMBER      TOTAL    NUMBER      TOTAL
---------------                    -------        -----    -------     -----    ------      -----    ------      -----
Lumber & forest products .......   $13,863         20.7%   $11,831      19.2%    34,754     13.3%    31,519       13.6%  $399   $375
Coal ...........................     8,945         13.4      8,071      13.1     49,227     18.8     43,237       18.6    182    187
Chemicals ......................     8,313         12.4      7,483      12.1     25,700      9.8     23,509       10.1    323    318
Scrap metal & metal products ...     5,849          8.7      4,693       7.6     21,268      8.1     17,079        7.4    275    275
Scrap paper & paper products ...     5,805          8.7      6,154      10.0     17,475      6.7     17,021        7.3    332    362
Farm products ..................     5,073          7.6      5,295       8.6     20,129      7.7     21,259        9.2    252    249
Food products ..................     3,494          5.2      3,354       5.4     13,121      5.0     12,576        5.4    266    267
Non-metallic ores ..............     3,118          4.7      3,138       5.1     17,353      6.6     17,535        7.6    180    179
Railroad equipment .............     2,857          4.3      1,644       2.7     23,648      9.0     10,342        4.5    121    159
Minerals & stone................     2,758          4.1      2,673       4.3      8,079      3.1      7,989        3.4    341    335
Autos ..........................     2,528          3.8      2,344       3.8     14,572      5.6     12,672        5.5    173    185
Petroleum products .............     2,289          3.4      2,675       4.3      6,565      2.5      6,837        2.9    349    391
Other ..........................     2,086          3.0      2,338       3.8      9,636      3.8     10,365        4.5    216    226
                                   -------        -----    -------     -----    -------    -----    -------      -----
  Total ........................   $66,978        100.0%   $61,693     100.0%   261,527    100.0%   231,940      100.0%  $256   $266
                                   =======        =====    =======     =====    =======    =====    =======      =====

(1)   Calculated as freight revenues divided by carloads.

      The increase in freight revenues and carloadings is primarily due to increases in railroad equipment (13,306), coal (5,990), scrap metal and metal products (4,189) and lumber and forest products (3,235) primarily due to the transportation of empty coal freight cars at one of the Company's railroads for UP and increased business with existing customers.

      Non-freight revenues for the six months ended June 30, 1998 increased by approximately $722,000, or 7.3%, to $10.6 million from $9.8 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 13.6% and 13.8% of operating revenues in the six months ended June 30, 1998 and 1997, respectively. The increase is primarily due to increases in car hire, car repair, switching and joint facilities income from Amtrak and a special project to install fiber optic cable at one of the Company's railroads.

      OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1998 increased by $4.5 million, or 7.5%, to $64.8 million from $60.3 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the period to 83.6% compared to 84.2% in the prior year period, primarily a result of lower diesel fuel costs.

      The following table sets forth a comparison of the Company's operating expenses during the six month periods ended June 30, 1998 and 1997, in dollars and as a percentage of operating revenues:

                        OPERATING EXPENSES COMPARISON
                            (DOLLARS IN THOUSANDS)

                                             1998                  1997
                                      ------------------    -----------------
                                             % OF OPERATING       % OF OPERATING
                                      DOLLARS    REVENUES   DOLLARS   REVENUES
                                      -------    -------    -------   -------
Labor and benefits ..............     $23,889     30.8%     $21,894     30.6%
Equipment rents .................       8,791     11.3        8,292     11.6
Depreciation and amortization ...       7,186      9.3        6,088      8.5
Diesel fuel .....................       5,104      6.6        6,072      8.5
Purchased services ..............       5,021      6.5        4,274      6.0
Casualties and insurance ........       3,383      4.4        2,683      3.7
Materials .......................       3,036      3.9        2,683      3.7
Joint facilities ................       2,336      3.0        2,186      3.1
Other ...........................       6,060      7.8        6,091      8.5
                                      -------     ----      -------     ----
  Total .........................     $64,806     83.6%     $60,263     84.2%
                                      =======     ====      =======     ====

      Labor and benefits for the six months ended June 30, 1998 increased by $2.0 million, or 9.1%, to $23.9 million from $21.9 million in the prior year period. The increase in labor and benefits is primarily a result of an increase in profit sharing incentives at one of the Company's railroads due to increased profitability at the railroad, increase in overtime related to an increase in traffic volume on certain railroads and as a result of UP service problems and an increase in total employment.

      Equipment rents for the six months ended June 30, 1998 increased by approximately $499,000, or 6.0%, to $8.8 million from $8.3 million in the prior year period. The increase in equipment rents is primarily attributable to an increase in locomotive leases.

      Depreciation and amortization for the six months ended June 30, 1998 increased by approximately $1.1 million, or 18.0%, to $7.2 million from $6.1 million in the prior year period. The increase in depreciation and amortization is primarily due to capital expenditures for track rehabilitation and an increase in vehicle and locomotive depreciation due to fleet expansion.

      Diesel fuel expense for the six months ended June 30, 1998 decreased by approximately $968,000, or 15.9%, to $5.1 million from $6.1 million in the prior year period. The decrease in diesel fuel expense is primarily a result of a $0.19, or 23.8%, decrease in average fuel prices as compared to the prior year period.

      Purchased services for the six months ended June 30, 1998 increased by approximately $747,000, or 17.5%, to $5.0 million from $4.3 million in the prior year period. The increase in purchased services is primarily a result of increased contract labor related to maintenance projects and increased legal and consulting expense related to training, public relations, information technology and labor and compensation issues.

      Casualties and insurance expense for the six months ended June 30, 1998 increased by approximately $700,000, or 26.1%, to $3.4 million from $2.7 million in the prior year period. The increase in casualties and insurance expense is a result of increased derailment and property damage costs.

      Materials expense for the six months ended June 30, 1998 increased by approximately $353,000, or 13.2%, to $3.0 million from $2.7 million in the prior year period. The increase in materials expense is primarily due to an increase in locomotive and car repair materials due to routine and non-routine maintenance.

      Joint facilities expense for six months ended June 30, 1998 increased by approximately $150,000, or 6.9%, to $2.3 million from $2.2 million in the prior year period due primarily to an increase in carload activity.

      Other expenses for the six months ended June 30, 1998, decreased by approximately $31,000, or 0.5%, to $6.1 million. The decrease is a result of lower bad debt expense and bank fees offset by increased property taxes, telephone and communication expense and travel expense.

      INTEREST EXPENSE. Interest expense for the six months ended June 30, 1998 increased by approximately $384,000, or 7.7%, to $5.4 million from $5.0 million in the prior year period due primarily to an increase in borrowings for capital asset additions.

      OTHER INCOME. Other income for the six months ended June 30, 1998 increased by approximately $249,000, or 83.3%, to $548,000 from $299,000 in the prior year period due primarily to more gains on the sale of non-operating assets in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

      During the six months ended June 30, 1998, the Company generated cash from operations of $12.6 million and borrowed a total of $6.5 million on its credit facilities which was primarily used to fund capital expenditures as follows (in thousands):

            Track..........................................$ 8,119
            Locomotives....................................  3,318
            Detroit, Toledo and Ironton ("DTI") track
             rehabilitation................................  3,382
            Technology.....................................    720
            Other..........................................    866
                                                           -------
                                                           $16,405
                                                           =======

      On June 23, 1998, the Company acquired 100% of the outstanding stock of Central Properties, Inc. ("CPI"). The purchase price was $14.3 million including a 14.0 million cash payment and the assumption of approximately $266,000 of long-term debt. This acquisition was funded by borrowings under the Company's $75.0 million U.S. acquisition facility ("U.S. Acquisition Facility").

      At June 30, 1998, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $145.3 million, which constituted 51.2% of its total capitalization. Comparable figures at December 31, 1997 were $125.7 million and 48.5%, respectively.

      At June 30, 1998, availability under the Company's U.S. Acquisition Facility, $10.0 million U.S. working capital facility ("U.S. Working Capital Facility"), CDN $25.0 million Canadian acquisition agreement, and CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility") was, in U.S. dollars, $44.4 million, $5.0 million, $17.0 million and $2.7 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee.

      As shown in the table above, the Company has spent approximately $3.4 million on rehabilitation of the DTI track in 1998 and expects to spend an additional $1.6 million in 1998. The Company currently anticipates that its maintenance capital expenditure requirements in 1998 for track, excluding DTI track rehabilitation, locomotives and equipment will be $22.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be $3.0 million.

      Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At June 30, 1998, the Company was in compliance with all covenants.

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

ACCOUNTING MATTERS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this statement. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

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

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

(A) The Annual Meeting of Shareholders was held on May 27, 1998.

(B)In accordance with the bylaws of the Company, the following directors were elected to serve for a three year term expiring in 2001 and until their respective successors are elected and qualified:

      Robert M. Ayres, Jr.
      Robert R. Lende

(C)(1) The directors named in (b) above were elected by the following votes:

NOMINEE                    FOR     WITHHELD
-------                    ---     --------
Robert M. Ayres, Jr.    8,421,886   69,799
Robert R. Lende         8,423,840   67,845

(C)(2)A majority of shares were voted to approve Arthur Andersen LLP as the Company's auditors for the 1998 fiscal year. The vote was 8,464,316 for, 13,866 against and 13,503 abstentions.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A).  EXHIBITS

   EXHIBIT
   NUMBER   DESCRIPTION OF DOCUMENT
   ------   -----------------------
     27.1   Financial Data Schedule.

(B).  REPORTS ON FORM 8-K

      None

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                          RAILTEX, INC.


Date:  August 13, 1998                    By: /s/ BRUCE M. FLOHR
                                             ------------------------------
                                          Name: BRUCE M. FLOHR
                                          Title:Chairman of the Board,
                                                Chief Executive Officer
                                                and Director



Date:  August 13, 1998                    By: /s/ CLEMENT J. WYDRA
                                             -----------------------------
                                          Name: CLEMENT J. WYDRA
                                          Title:Controller and Chief Accounting
                                                Officer