Form 10-Q
period 1998-09-30
RAILTEX INC
filed 1998-11-16
CIK 877326

UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                              September 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
-------------------------------------------------------------------------------

                 X   YES                      NO
-------------------------------------------------------------------------------

Indicate the number of shares outstanding of the Registrant's Common Stock as of October 31, 1998: 9,208,963

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 (UNAUDITED)

                                         FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                       ----------------------    ----------------------
                                           1998         1997         1998        1997
                                       ---------    ---------    ---------    ---------
OPERATING REVENUES .................   $  40,027    $  37,970    $ 117,574    $ 109,510

OPERATING EXPENSES:
       Transportation ..............      13,560       13,486       42,036       39,679
       General and administrative ..       7,431        6,875       18,633       18,719
       Equipment ...................       4,836        4,304       14,040       13,476
       Maintenance of way ..........       3,465        3,692       12,202       10,658
       Depreciation and amortization       3,947        3,265       11,133        9,353
                                       ---------    ---------    ---------    ---------
            Total operating expenses      33,239       31,622       98,044       91,885
                                       ---------    ---------    ---------    ---------

OPERATING INCOME ...................       6,788        6,348       19,530       17,625

INTEREST EXPENSE ...................      (2,959)      (2,770)      (8,316)      (7,742)

OTHER INCOME, NET ..................       1,033        1,278        1,580        1,577
                                       ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES .........       4,862        4,856       12,794       11,460

INCOME TAXES .......................      (1,933)      (2,026)      (4,917)      (4,637)
                                       ---------    ---------    ---------    ---------

NET INCOME .........................   $   2,929    $   2,830    $   7,877    $   6,823
                                       =========    =========    =========    =========

BASIC EARNINGS PER SHARE ...........   $    0.32    $    0.31    $    0.86    $    0.75
                                       =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
BASIC SHARES OF COMMON STOCK
OUTSTANDING ........................       9,204        9,161        9,188        9,150

DILUTED EARNINGS PER SHARE .........   $    0.32    $    0.31    $    0.85    $    0.74
                                       =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
DILUTED SHARES OF COMMON STOCK
OUTSTANDING ........................       9,246        9,228        9,239        9,224


The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                  ASSETS                                                            1998            1997
                                                                                -------------    -------------
                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ................................................   $       1,932    $         570
   Accounts receivable, less doubtful receivables of $1,262; $1,563 in 1997 .          29,044           32,171
   Prepaid expenses and other current assets ................................           4,310            2,527
   Deferred tax assets, net .................................................           1,777            1,777
                                                                                -------------    -------------
      Total current assets ..................................................          37,063           37,045
                                                                                -------------    -------------
PROPERTY AND EQUIPMENT, less accumulated depreciation of
   $50,981; $41,122 in 1997 .................................................         287,713          259,444
                                                                                -------------    -------------
OTHER ASSETS:

   Investments in Brazilian railroad companies ..............................          17,809           17,809
   Other ....................................................................           9,565            5,610
                                                                                -------------    -------------
      Total other assets ....................................................          27,374           23,419
                                                                                -------------    -------------
      Total assets ..........................................................   $     352,150    $     319,908
                                                                                =============    =============
             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term notes payable, net ............................................   $         323    $         384
   Current portion of long-term debt ........................................          14,347            7,763
   Accounts payable .........................................................          12,061           18,829
   Accrued liabilities ......................................................          15,093           17,434
                                                                                -------------    -------------
      Total current liabilities .............................................          41,824           44,410

DEFERRED INCOME TAXES, NET ..................................................          29,419           20,521

LONG-TERM DEBT ..............................................................         135,925          117,893

OTHER LIABILITIES ...........................................................           3,931            3,826
                                                                                -------------    -------------
      Total liabilities .....................................................         211,099          186,650
                                                                                -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
   Preferred stock; $1.00 par value; 10 million shares authorized;
      no shares issued or outstanding .......................................            --               --
   Common stock; $.10 par value; 30 million shares authorized; issued and
      outstanding 9,208,963; 9,160,924 in 1997 ..............................             921              916
   Paid-in capital ..........................................................          84,333           83,799
   Retained earnings ........................................................          56,781           48,901
   Deferred compensation ....................................................            (194)            --
   Cumulative translation adjustment ........................................            (790)            (358)
                                                                                -------------    -------------
      Total shareholders' equity ............................................         141,051          133,258
                                                                                -------------    -------------
      Total liabilities and shareholders' equity ............................   $     352,150    $     319,908
                                                                                =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                    (unaudited)

                                                                                                    FOR THE NINE MONTHS
                                                                                                     ENDED SEPTEMBER 30,
                                                                                                   ----------------------
                                                                                                     1998           1997
                                                                                                   -------        -------
OPERATING ACTIVITIES:
   Net income..............................................................................         7,877       $  6,823
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization........................................................        11,133          9,353
      Deferred income taxes................................................................         4,699          1,654
      Amortization of deferred financing costs.............................................           291            280
      Provision for losses on accounts receivable..........................................            13            229
      Gain on sale of assets...............................................................        (1,389)        (1,508)
      Other................................................................................            32             --
      Changes in working capital:
        Accounts receivable................................................................         4,044         (2,634)
        Prepaid expenses...................................................................        (1,664)          (770)
        Accounts payable and accrued liabilities...........................................       (10,372)         4,135
                                                                                               ----------      ---------
      Net cash provided by operating activities............................................        14,664         17,562
                                                                                               ----------      ---------

INVESTING ACTIVITIES:
   Purchase of Central Properties, net of cash acquired....................................       (13,096)            --
   Purchase of Detroit, Toledo and Ironton, including related costs........................           --         (25,841)
   Purchase of investment in Brazilian railroad company....................................            --         (1,362)
   Sale of preferred shares of Brazilian railroad companies................................            --          2,758
   Purchase of property and equipment......................................................       (24,701)       (22,464)
   Proceeds from sale of property and equipment............................................         1,523          1,685
   Increase in other long-term assets......................................................          (646)          (453)
                                                                                               ----------      ---------
      Net cash used in investing activities................................................       (36,920)       (45,677)
                                                                                               ----------      ---------

FINANCING ACTIVITIES:
   Increase (decrease) in short-term notes, net............................................          (247)           169
   Proceeds from senior notes..............................................................            --         50,000
   Proceeds from long-term debt............................................................        21,900         23,500
   Principal payments on long-term debt....................................................        (2,566)       (52,688)
   Net increase in working capital facility................................................         4,298          6,250
   Issuance of common stock................................................................           247             73
   Deferred financing costs................................................................            (3)          (309)
                                                                                               ----------      ---------
      Net cash provided by financing activities............................................        23,629         26,995
                                                                                               ----------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................................           (11)            43
                                                                                               ----------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS....................................................         1,362         (1,077)

CASH AND CASH EQUIVALENTS, beginning of period.............................................           570          2,108
                                                                                               ----------      ---------

CASH AND CASH EQUIVALENTS; end of period...................................................    $    1,932     $    1,031
                                                                                               ==========     ==========

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

2.  RECENTLY ISSUED PRONOUNCEMENTS:

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Because the Company's component of comprehensive income, foreign currency translation adjustment, is immaterial to the financial condition or results of operations for the three months and nine months ended September 30, 1998 and 1997, the amounts are not reported or displayed in the financial statements.

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

                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

3. EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computation for net income (in thousands, except per share amounts):

                                                                              THREE MONTHS            NINE MONTHS
                                                                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                           -------------------     -------------------
                                                                             1998       1997         1998       1997
                                                                            ------     ------       ------     ------
Numerator:
  Net income-numerator for basic and diluted earnings per share........     $2,929     $2,830       $7,877     $6,823
                                                                            ======     ======       ======     ======
Denominator:
  Denominator for basic earnings per share-weighted average shares ......    9,204      9,161        9,188      9,150
  Effect of dilutive securities:
    Employee and Director stock options .................................       42         67           51         74
                                                                            ------     ------       ------     ------
  Denominator for diluted earnings per share-adjusted
    weighted average shares .............................................    9,246      9,228        9,239      9,224
                                                                            ======     ======       ======     ======

Basic earnings per share ................................................   $ 0.32     $ 0.31       $ 0.86     $ 0.75
                                                                            ======     ======       ======     ======

Diluted earnings per share ..............................................   $ 0.32     $ 0.31       $ 0.85     $ 0.74
                                                                            ======     ======       ======     ======

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                          FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                       -------------------------
                                                                          1998           1997
                                                                       ----------     ----------
   Cash paid during the period for:
      Interest....................................................     $    6,514     $    7,973
      Income taxes................................................          2,192          2,128
   Non-cash investing and financing activities:

      Capital leases..............................................          1,475            345
      Grants......................................................            184             18
      Tax benefit from exercise of non-qualified stock options....             76            100
      Restricted stock awards.....................................             22             --


           The Company acquired 100% of the outstanding capital stock of Central Properties, Inc. for $14.0 million. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired.......................   $15,809
        Cash paid for capital stock.........................    14,003
                                                                ------
                Liabilities assumed.........................     1,806
                                                               =======

5.  DERIVATIVE ACCOUNTING PRINCIPLES

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

                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

      The second collar is effective July 1, 1998 and terminates June 30, 1999 and represents notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4490 per gallon. At September 30, 1998, the Company had not entered into any interest rate swaps contracts.


6.  RESTRICTED STOCK AWARDS

      In July 1998, the Company, under the 1993 Stock Plan, as amended ("Plan"), granted 15,000 restricted shares in the form of the Company's Common Stock to a key executive. The restricted shares vest ratably over three years or in the event of a change in control or termination, not for cause. The unvested portion of the restricted shares forfeit if the key executive is terminated for cause during the restriction period. The awards were recorded at the fair market value of the Company's common stock on the date of grant as deferred compensation and will be amortized over the restriction period. For the three and nine months ended September 30, 1998, the Company recorded compensation expense of $21,962.

7.  COMMITMENTS AND CONTINGENCIES


      The Oregon Department of Environmental Quality ("DEQ") has filed an administrative action against one of the Company's railroads for alleged violations of the Clean Water Act by the disposal of landslide debris into a waterway. The administrative action requires the railroad to cease and desist all further disposal of slide material and to develop a plan for the appropriate disposal of future material and subjects the Company to a potential civil penalty of up to $10,000 per day of violation. Upon receipt of the administrative action the Company filed an answer denying the charges and asserted various affirmative defenses to the violation and requested an informal conference to see if the matter could be resolved. The representatives from the DEQ and the Company met in November 1997 to discuss an informal resolution of the administrative proceedings and the DEQ agreed to dismiss the administrative enforcement actions if the Company would develop, with the assistance of an appropriate environmental consultant, a landslide excavation and debris disposal plan. A plan was prepared, with the assistance of an environmental consultant, which was submitted to the DEQ. In October 1998, the Company signed a mutual agreement and order ("MAO") on the landslide excavation and debris disposal plan to settle the administrative action.

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


      In December 1996, a corporation filed a construction lien against one of the Company's railroads in the amount of approximately $600,000. The alleged basis for the construction lien is the provision by the plaintiff of labor and materials to the Company's railroad in connection with a train derailment in August 1996, which derailment the Company believes was caused primarily by the plaintiff. In March 1997, the Company filed a complaint in Federal Court for approximately $700,000 incurred by the Company in connection with such derailment and the plaintiffs state claim was combined in the federal litigation. The Company is vigorously pursuing its claim and defending the plaintiff's claim. Trial has been set for December 1998. The Company is unable to predict the outcome of the trial; however, the Company believes it is adequately reserved to cover any losses it may incur in connection with this matter. In addition, any loss in excess of the Company's self-insured retention of $500,000 will be covered by its insurance.

                        RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

      In October 1998, the Utah Transit Authority ("UTA") asserted a claim for contribution against one of the Company's railroads under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relating to certain pollution existing at one of their rail yards over which the Company has an operating easement. The Company believes it is not a potentially responsible party under CERCLA and believes it is contractually indemnified against such claim. The amount of contribution being sought by the UTA is unknown at this time.


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

8. SUBSEQUENT EVENT

      Effective November 10, 1998, the Board of Directors of the Company granted employee stock options to its current employee optionholders other than its Chairman of the Board at an exercise price of $11.9375 per share, the then current market value of the Company's stock. These options vest over five years in accordance with the Company's 1993 stock plan, as amended. In order to obtain the newly granted stock options the employees are required to tender all previously granted employee options for cancellation. As to any employee, the amount of shares included under the new options are reduced from the number of shares covered by the cancelled options by the same percentage as the new option exercise price is less than the cancelled option exercise price. If all active employees tender their options, the number of options outstanding would be reduced to approximately 456, 000 from 644,000 for that group of employees.


            THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.


      This Form 10-Q, including, without limitation, the year 2000 compliance disclosure, contains certain "forward-looking" statements as such term is defined in The Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. The Company does not intend to update these forward-looking statements.


GENERAL

      The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles operated by RailTex has grown to more than 4,100 at September 30, 1998.

      The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, contracts to operate such assets under management agreements and purchase of railroad company common stock. These arrangements typically relate only to the physical assets of the railroad property, and, except for the purchase of the Indiana & Ohio Rail Corp and Central Properties, Inc. ("CPI"), the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate each of its railroad properties, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

RECENT DEVELOPMENTS:


     Effective August 24, 1998, Ronald A. Rittenmeyer joined the Company as President and Chief Executive Officer. Mr. Rittenmeyer comes to RailTex from Ryder TRS, where he had served as President and Chief Operating Officer since 1997. As COO of Ryder TRS, Mr. Rittenmeyer ran an investor-owned consumer truck-rental company with more than 4,200 dealers in North America. Prior to Ryder TRS, Mr. Rittenmeyer was President and Chief Operating Officer of Merisel, Inc. From 1994 to 1995, Mr. Rittenmeyer was employed by Burlington Northern, Inc. until it merged into the Santa Fe Railroad, serving most recently as its Chief Operating Officer. Mr. Rittenmeyer also spent nearly 20 years with Frito Lay, a division of PepsiCo, Inc., in a number of positions rising to become Vice President of Operations.

      On June 23, 1998, the Company acquired 100% of the outstanding stock of CPI. The stock was originally held in a voting trust pending Surface Transportation Board ("STB") approval, which was received effective July 26, 1998. CPI was a privately held company which owns 100% of the stock of two railroads in Ohio and Indiana. The Central Railroad of Indianapolis ("CERA") operates under a lease from Norfolk Southern over approximately 73 miles of rail line in north central Indiana. The Central Railroad of Indiana ("CIND") currently owns and operates over 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The purchase price was $14.3 million including a $14.0 million cash payment and the assumption of approximately $266,000 of long-term debt. The Company began actively operating the two railroads on August 1, 1998.

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

      In November 1998, a wholly-owned subsidiary of the Company, RailTex International Holdings, Inc. ("RIHI"), signed an agreement to sell a 49.5% interest in its Brazilian railroad investments to Global Environment Fund ("GEF") for $11.0 million. RIHI will retain the remaining 50.5% interest; however, under the agreement RIHI can be required to repurchase GEF's shares after five years at a price equal to the lower of 95% of the appraised fair market value or certain collar amounts provided for in the agreement. The transaction is expected to close prior to year end but such closing is subject to, among other things, certain approvals from the Brazilian government and the satisfaction of the parties that the transaction does not violate any Brazilian agreement or law pursuant to which Brazilian interests were initially issued. Either party may terminate the agreement in the event the closing does not occur by March 31, 1999. RailTex will record a $2.0 million gain, or $0.13 per share, on the transaction if closed. Proceeds from the transaction will be used to reduce the Company's senior credit facilities and for general corporate purposes.

      Effective November 10, 1998, the Board of Directors of the Company granted employee stock options to its current employee optionholders other than its Chairman of the Board. In order to obtain the newly granted stock options the employees are required to tender all previously granted options for cancellation (See Note 8).

      In order to improve its overall profitability and financial returns, the Company is continually analyzing its portfolio railroad properties with the objective of identifying those properties which do not meet the Company's overall financial objectives and which do not offer significant revenues or operating expansion opportunities. As a result, the Company is divesting its Northeast Kansas and Missouri Railroad for $3.2 million to UP. Proceeds from the transaction will be used to reduce the Company's senior credit facilities and for general corporate purposes. The completion of the transaction is dependent upon STB approval and no material gain or loss is expected. The Company may divest additional railroads in the future.

      As a result of the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from the New England Central Railroad, Inc. and the Indiana Southern Railroad, Inc., wholly-owned subsidiaries of RailTex, Inc. In addition the INOH, a wholly-owned subsidiary of RailTex, Inc., believes the division of rail lines between CSX and NS will cause operating inefficiencies for INOH. The Company believes the affect on revenues and operating efficiencies for these railroads will be immaterial.


RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

      For the three months ended September 30, 1998, compared to the three months ended September 30, 1997, New Railroad Properties include CPI.

      The Company's net income for the three months ended September 30, 1998 increased by approximately $99,000, or 3.5%, to $2.9 million from $2.8 million in the prior year period and basic and diluted earnings per share increased by 3.2% to $0.32 per share from $0.31 per share in the prior year period.

      OPERATING REVENUES. Operating revenues for the three months ended September 30, 1998 increased by $2.1 million, or 5.4%, to $40.0 million from $38.0 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 74.2% of this increase. Operating revenues for Comparable Railroad Properties increased by approximately $657,000, or 1.7%. Carloads transported increased by 13,363 carloads, or 10.8%, to 137,483 carloads from 124,120 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 34.8% of this increase. Carloads attributable to Comparable Railroad Properties increased by 8,707, or 7.0%, from the prior year period.

      Freight revenues for the three months ended September 30, 1998 increased by $2.0 million, or 6.1%, to $34.5 million from $32.5 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended September 30, 1998 and 1997.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                     AVERAGE FREIGHT
                                                                                                                      REVENUES PER
                                                FREIGHT REVENUES                             CARLOADS                   CARLOAD(1)
                                      -------------------------------------   -----------------------------------   ----------------
                                              1998               1997               1998               1997           1998     1997
                                      -------------------  ----------------   -----------------  ----------------   -------   ------
COMMODITY GROUP                                     %  OF              %  OF              %  OF             %  OF
                                        DOLLARS     TOTAL  DOLLARS     TOTAL  NUMBER      TOTAL  NUMBER     TOTAL
                                       -------    -------  -------   -------  -------   -------  -------   -------  -------   ------
Lumber and forest products .........   $ 6,676      19.4% $ 6,352      19.5%  16,786      12.2%  16,811      13.5%  $  398    $  378
Coal ...............................     4,379      12.7    5,367      16.5   24,231      17.6   28,226      22.7      181       190
Chemicals ..........................     4,333      12.6    3,817      11.7   12,881       9.4   11,731       9.5      336       325
Farm products ......................     2,923       8.5    2,197       6.8   12,108       8.8    8,005       6.4      241       274
Scrap paper & paper products .......     2,733       7.9    2,974       9.2    8,800       6.4    8,297       6.7      311       358
Scrap metal & metal products .......     2,728       7.9    2,645       8.1   10,042       7.3   10,076       8.1      272       262
Railroad equipment .................     2,374       6.9      908       2.8   19,382      14.1    6,051       4.9      122       150
Non-metallic ores ..................     1,757       5.1    1,629       5.0   10,130       7.4    9,052       7.3      173       180
Minerals & stone ...................     1,723       5.0    1,349       4.2    4,796       3.5    3,891       3.1      359       347
Food products ......................     1,685       4.9    1,449       4.5    6,367       4.6    5,665       4.6      265       256
Autos and auto parts ...............     1,023       3.0    1,320       4.1    4,848       3.5    7,481       6.0      211       176
Petroleum products .................       870       2.5    1,220       3.8    2,850       2.1    3,546       2.9      305       344
Other ..............................     1,265       3.6    1,270       3.8    4,262       3.1    5,288       4.3      297       240
                                       -------   -------  -------   -------  -------   -------  -------   -------
     Total .........................   $34,470     100.0% $32,497     100.0% 137,483     100.0% 124,120     100.0% $   251   $   262
                                       =======   =======  =======   =======  =======   =======  =======   =======

(1) Calculated as freight revenues divided by carloads.

      Approximately $1.4 million, or 71.8%, of the increase in freight revenues for the three months ended September 30, 1998, is attributable to New Railroad Properties. These properties added 4,656 carloads consisting primarily of farm products (2,566), chemicals (755), non-metallic ores (481) and minerals and stone (341). Freight revenues for Comparable Railroad Properties increased by approximately $557,000, or 1.7%, while carloadings for Comparable Railroad Properties increased by 8,707, or 7.0%, primarily a result of increases in railroad equipment (13,300) due to the transportation of empty coal freight cars at one of the Company's railroads for UP offset by decreases in coal (4,057) due to fewer spot moves in the current year and coal mine problems at one of the Company's largest coal customers.

      Average freight revenues per carload for the three months ended September 30, 1998 decreased by $11 from the prior year period, primarily due to the transportation of empty coal freight cars for the UP at a lower average revenue per carload.

      Non-freight revenues for the three months ended September 30, 1998 increased by approximately $84,000, or 1.5%, to $5.6 million from $5.5 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties, and lease income. These non-freight revenues contributed 13.9% and 14.4% of operating revenues in the three months ended September 30, 1998 and 1997, respectively. New Railroad Properties contributed substantially all of this increase.

      OPERATING EXPENSES. Operating expenses for the three months ended September 30, 1998 increased by $1.6 million, or 5.1%, to $33.2 million from $31.6 million in the prior year period. New Railroad Properties accounted for 59.9% of the increase. Operating expenses for Comparable Railroad Properties increased by approximately $109,000, or 0.4%, and corporate operating expenses increased by approximately $456,000, or 8.7%, primarily due to higher depreciation and amortization, reflecting an expanded locomotive fleet. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the three months ended September 30, 1998 to 83.0%, from 83.3% in the prior year period. The Company's operating ratio for Comparable Railroad Properties improved to 75.2%, compared to 76.3% in the prior year period.


      The following table sets forth a comparison of the Company's operating expenses during the three month periods ended September 30, 1998 and 1997, in dollars and as a percentage of operating revenues:

                          OPERATING EXPENSES COMPARISON
                             (DOLLARS IN THOUSANDS)

                                              1998                1997
                                       --------------------  ------------------
                                                    % OF                % OF
                                                  OPERATING           OPERATING
                                       DOLLARS     REVENUES  DOLLARS   REVENUES

Labor and benefits..................   $12,786       31.9%  $12,033     31.7%
Equipment rents ....................     4,217       10.5     3,815     10.0
Depreciation and amortization ......     3,947        9.9     3,265      8.6
Diesel fuel ........................     2,159        5.4     2,299      6.1
Purchased services .................     2,596        6.5     2,258      5.9
Casualties and insurance ...........     1,562        3.9     1,808      4.8
Materials ..........................     1,601        4.0     1,495      3.9
Joint facilities ...................     1,227        3.1     1,330      3.5
Other ..............................     3,144        7.8     3,319      8.8
                                       -------    -------   -------  -------
   Total............................   $33,239       83.0%  $31,622     83.3%
                                       =======    =======   =======  =======

      Labor and benefits for the three months ended September 30, 1998 increased by approximately $753,000, or 6.3%, to $12.8 million from $12.0 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 42.5% of this increase. Labor and benefits for Comparable Railroad Properties increased by approximately $415,000, or 4.1%, reflecting an increase in total employment at the Company's Comparable Railroad Properties primarily due to an increase in carloadings.

      Equipment rents for the three months ended September 30, 1998 increased by approximately $402,000, or 10.5%, to $4.2 million from $3.8 million in the prior year period. Equipment rents attributable to New Railroad Properties accounted for 24.9% of this increase. Equipment rents for Comparable Railroad Properties increased by approximately $262,000, or 4.2%, primarily due to an increase in car hire expense and locomotive lease.

      Depreciation and amortization for the three months ended September 30, 1998 increased by approximately $682,000, or 20.9%, to $3.9 million from $3.3 million in the prior year period. Depreciation and amortization attributable to New Railroad Properties accounted for 15.7% of this increase. The remainder of this increase is primarily a result of capital asset additions for track rehabilitation and increased vehicle and locomotive depreciation related to fleet expansion.

      Diesel fuel expense for the three months ended September 30, 1998 decreased by approximately $140,000, or 6.1%, to $2.2 million from $2.3 million in the prior year period. New Railroad Properties incurred approximately $34,000 in diesel fuel expense offset by a decrease of approximately $174,000, or 7.6%, for Comparable Railroad Properties primarily due to a $0.14 per gallon, or 19.4%, decrease in average fuel prices as compared to the prior year period.

      Purchased services for the three months ended September 30, 1998 increased by approximately $338,000, or 15.0%, to $2.6 million from $2.3 million in the prior year period. Purchased services attributable to New Railroad Properties accounted for 15.1% of the increase. Purchased services for Comparable Railroad Properties increased by approximately $177,000, or 9.1%, primarily a result of increased contract labor for repair and maintenance. Corporate purchased services increased by approximately $26,000, or 4.6%, due to an increase in certain technology fees.


      Casualties and insurance expense for the three months ended September 30, 1998 decreased by approximately $246,000, or 13.6%, to $1.6 million from $1.8 million in the prior year period. New Railroad Properties incurred approximately $35,000 in casualties and insurance expense. Casualties and insurance expense for Comparable Railroad Properties decreased by approximately $270,000, or 21.1%, due primarily to the receipt of flood relief funding at one of the Company's railroads for expenses previously thought to be unreimbursable.


      Materials expense for the three months ended September 30, 1998 increased by approximately $106,000, or 7.1%, to $1.6 million from $1.5 million in the prior year period. Materials expense attributable to New Railroad Properties accounted for 16.0% of this increase. The remainder of this increase is a result of increased locomotive repair materials.

      Joint facilities expense for the three months ended September 30, 1998 decreased by approximately $103,000, or 7.7%, to $1.2 million from $1.3 million in the prior year period. New Railroad Properties incurred approximately $8,000 of joint facilities expense offset by a decrease of approximately $111,000, or 8.3%, for Comparable Railroad Properties due to a decrease in carloadings at one of the Company's railroads with high levels of joint facility expense.

      Other expenses for the three months ended September 30, 1998, decreased by approximately $175,000, or 5.3%, to $3.1 million from $3.3 million in the prior year period. New Railroad Properties incurred approximately $297,000 of other expense offset by a decrease of approximately $202,000, or 8.8%, for Comparable Railroad Properties primarily due to decreased bad debt expense. The remainder of the decrease is a result of a decrease in corporate travel expenses.

      INTEREST EXPENSE. Interest expense for the three months ended September 30, 1998 increased by approximately $189,000, or 6.8%, to $3.0 million from $2.8 million in the prior year period primarily due to borrowings for capital asset additions.

      OTHER INCOME. Other income for the three months ended September 30, 1998 decreased by approximately $245,000, or 19.2%, to $1.0 million from $1.3 million in the prior year period due primarily to less gain on the sale of non-operating assets for the three months ended September 30, 1998.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      For the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 New Railroad Properties include CPI.

      The Company's net income for the nine months ended September 30, 1998 increased by approximately $1.1 million, or 15.4%, to $7.9 million from $6.8 million in the prior year period. Basic earnings per share increased by 14.7% to $0.86 per share from $0.75 per share in the prior year period and diluted earnings per share increased by 14.9% to $0.85 per share from $0.74 per share in the prior year period.


      OPERATING REVENUES. Operating revenues for the nine months ended September 30, 1998 increased by $8.1 million, or 7.4%, to $117.6 million from $109.5 million in the prior year period. Operating revenues attributable to New Railroad Properties accounted for 18.9% of this increase. Operating revenues for Comparable Railroad Properties increased by $6.9 million, or 6.3%. Carloads transported increased by 42,950 carloads, or 12.1%, to 399,010 carloads from 356,060 carloads in the prior year period. Carloads attributable to New Railroad Properties accounted for 10.8% of this increase. Carloads attributable to Comparable Railroad Properties increased by 38,294, or 10.8%, from the prior year period.

      Freight revenues for the nine months ended September 30, 1998 increased by $7.3 million, or 7.7%, to $101.4 million from $94.2 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the nine months ended September 30, 1998 and 1997.

               FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                     (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                     AVERAGE FREIGHT
                                                                                                                      REVENUES PER
                                                FREIGHT REVENUES                             CARLOADS                   CARLOAD(1)
                                    --------------------------------------    -------------------------------------  ---------------
                                            1998               1997                 1998                1997           1998     1997
                                   -----------------      --------------       --------------      --------------      ----     ----
COMMODITY GROUP                                %  OF               %  OF                %  OF               %  OF
                                    DOLLARS    TOTAL       DOLLARS TOTAL       NUMBER   TOTAL       NUMBER  TOTAL
                                   --------   ------      -------- -----       -------  -----      -------- ----
Lumber and forest products........  $20,539    20.2%      $18,183  19.3%       51,540   12.9%       48,330  13.6%      $399     $376
Coal..............................   13,324    13.1        13,438  14.3        73,458   18.4        71,463  20.1        181      188
Chemicals.........................   12,646    12.5        11,300  12.0        38,581    9.7        35,240   9.9        328      321
Scrap metal & metal products......    8,576     8.5         7,338   7.8        31,310    7.8        27,155   7.6        274      270
Scrap paper & paper products......    8,538     8.4         9,128   9.7        26,275    6.6        25,318   7.1        325      361
Farm products.....................    7,995     7.9         7,492   8.0        32,237    8.1        29,264   8.2        248      256
Railroad equipment................    5,232     5.2         2,552   2.7        43,030   10.8        16,393   4.6        122      156
Food products.....................    5,179     5.1         4,803   5.1        19,488    4.9        18,241   5.1        266      263
Non-metallic ores.................    4,875     4.8         4,767   5.1        27,483    6.9        26,587   7.5        177      179
Minerals & stone..................    4,481     4.4         4,023   4.3        12,875    3.2        11,880   3.3        348      339
Autos and auto parts..............    3,551     3.5         3,664   3.9        19,420    4.9        20,153   5.7        183      182
Petroleum products................    3,159     3.1         3,896   4.1         9,415    2.4        10,383   2.9        336      375
Other.............................    3,352     3.3         3,606   3.7        13,898    3.4        15,653   4.4        241      230
                                   --------   ------      -------- -----       -------  -----      -------- ----
     Total........................ $101,448  100.0%       $94,189 100.0%      399,010  100.0%      356,060 100.0%      $254     $265
                                   ========  ======      ======== =====       =======  =====       ======= =====

(1) Calculated as freight revenues divided by carloads.

      Approximately $1.4 million, or 19.5%, of the increase in freight revenues for the nine months ended September 30, 1998, is attributable to New Railroad Properties. These properties added 4,656 carloads consisting primarily of farm products (2,566), chemicals (755), non-metallic ores (481), and minerals and stone (341). Freight revenues for Comparable Railroad Properties increased by $5.8 million, or 6.2%, while carloadings for Comparable Railroad Properties increased by 38,294, or 10.8%, primarily a result of increases in railroad equipment (26,606), scrap metal and metal products (4,011), lumber and forest products (3,191), and chemicals (2,586) primarily due to the transportation of empty coal freight cars at one of the Company's railroads for UP and increased business with existing customers.

      Average freight revenues per carload for the nine months ended September 30, 1998 decreased by $11 from the prior year period, primarily due to the transportation of empty coal freight cars for the UP at a lower average revenue per carload.


      Non-freight revenues for the nine months ended September 30, 1998 increased by approximately $806,000, or 5.3%, to $16.1 million from $15.3 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 13.7% and 14.0% of operating revenues in the nine months ended September 30, 1998 and 1997, respectively. Non-freight revenues attributable to New Railroad Properties accounted for 13.6% of this increase. Non-freight revenues for Comparable Railroad Properties increased by $1.0 million, or 6.6%, primarily due to increases in car hire.


      OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1998 increased by $6.2 million, or 6.7%, to $98.0 million from $91.9 million in the prior year period. New Railroad Properties accounted for 15.7% of this increase. Operating expenses for Comparable Railroad Properties increased by $5.3 million, or 6.2%, and corporate operating expenses increased by approximately $370,000, or 2.7%. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the nine months ended September 30, 1998 to 83.4% from 83.9% in the prior year period. The Company's operating ratio for Comparable Railroad Properties improved for the period to 77.8%, compared to 77.9% in the prior year period.


      The following table sets forth a comparison of the Company's operating expenses during the nine month periods ended September 30, 1998 and 1997, in dollars and as a percentage of operating revenues:

                        OPERATING EXPENSES COMPARISON
                            (DOLLARS IN THOUSANDS)

                                                1998                1997
                                        -------------------- -------------------
                                                     % OF                % OF
                                                   OPERATING           OPERATING
                                        DOLLARS     REVENUES DOLLARS    REVENUES
                                        -------     -------- -------    --------

Labor and benefits...................   $36,674       31.2%  $33,927      31.0%
Equipment rents .....................    13,008       11.1    12,107      11.1
Depreciation and amortization .......    11,133        9.5     9,353       8.5
Diesel fuel .........................     7,263        6.2     8,372       7.6
Purchased services ..................     7,617        6.5     6,532       6.0
Casualties and insurance ............     4,945        4.2     4,491       4.1
Materials ...........................     4,637        3.9     4,177       3.8
Joint facilities ....................     3,563        3.0     3,515       3.2
Other ...............................     9,204        7.8     9,411       8.6
                                        -------    -------   -------   -------
   Total.............................   $98,044       83.4%  $91,885      83.9%
                                        =======    =======   =======   =======

      Labor and benefits for the nine months ended September 30, 1998 increased by $2.7 million, or 8.1%, to $36.7 million from $33.9 million in the prior year period. Labor and benefits attributable to New Railroad Properties accounted for 11.6% of this increase. Labor and benefits for Comparable Railroad Properties increased by $2.5 million, or 8.9%, reflecting an increase in total employment at the Company's Comparable Railroad Properties primarily due to an increase in carloadings.

      Equipment rents for the nine months ended September 30, 1998 increased by approximately $901,000, or 7.4%, to $13.0 million from $12.1 million in the prior year period. Equipment rents attributable to New Railroad Properties accounted for 11.1% of this increase. Equipment rents for Comparable Railroad Properties increased by approximately $990,000, or 5.3%, due primarily to an increase in locomotive lease.

      Depreciation and amortization for the nine months ended September 30, 1998 increased by $1.8 million, or 19.0%, to $11.1 million from $9.4 million in the prior year period. Depreciation and amortization attributable to New Railroad Properties accounted for 6.0% of this increase. The remainder of this increase is primarily a result of capital asset additions for track rehabilitation and increased vehicle and locomotive depreciation related to fleet expansion.

      Diesel fuel expense for the nine months ended September 30, 1998 decreased by $1.1 million, or 13.2%, to $7.3 million from $8.4 million in the prior year period. New Railroad Properties incurred $34,000 in diesel fuel expense offset by a decrease of $1.1 million, or 13.7%, for Comparable Railroad Properties, primarily due to a $0.17 per gallon, or 22.1%, decrease in average fuel prices as compared to the prior year period.

      Purchased services for the nine months ended September 30, 1998 increased by $1.1 million, or 16.6%, to $7.6 million from $6.5 million in the prior year period. Purchased services attributable to New Railroad Properties accounted for 4.7% of this increase. Purchased services for Comparable Railroad Properties increased by approximately $853,000, or 15.0%, primarily due to an increase in contract labor related to maintenance projects and an increase in consulting expense. The remainder of the increase is a result of increased information technology fees at corporate headquarters.


      Casualties and insurance expense for the nine months ended September 30, 1998 increased by approximately $454,000, or 10.1%, to $4.9 million from $4.5 million in the prior year period. New Railroad Properties accounted for 7.5% of this increase. Casualties and insurance expense for Comparable Railroad Properties increased by $1.0 million, or 29.3%, due to increased derailments and property damage cost. These increases were offset by a decrease in corporate self-insured and litigation liability reserves.


      Materials expense for the nine months ended September 30, 1998 increased by approximately $460,000, or 11.0%, to $4.6 million from $4.2 million in the prior year period. Materials costs attributable to New Railroad Properties accounted for 3.7% of this increase. Materials expense for Comparable Railroad Properties increased by approximately $330,000, or 8.8%, primarily as a result of an increase in materials to repair locomotives and rail cars. The remainder of the increase is due to an increase in locomotive repair materials.


      Joint facilities expense for the nine months ended September 30, 1998 increased by approximately $48,000, or 1.4%, to $3.6 million from $3.5 million in the prior year period. Joint facilities expense attributable to New Railroad Properties accounted for 16.7% of this increase. Joint facilities expense for Comparable Railroad Properties increased by approximately $39,000, or 1.1%, due primarily to an increase in carload activity.


      Other expenses for the nine months ended September 30, 1998 decreased by approximately $207,000, or 2.2%, to $ 9.2 million from $9.4 million in the prior year period. New Railroad Properties incurred $298,000 of other expense. Other expenses for Comparable Railroad Properties decreased by approximately $260,000, or 3.8%, primarily due to a reduction in travel expenses as a result of less track rehabilitation activity. The remainder of the decrease is a result of less corporate travel expense.

      INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1998 increased by approximately $574,000, or 7.4%, to $8.3 million from $7.7 million in the prior year period primarily due to borrowings for capital asset additions.

      OTHER INCOME. Other income for the nine months ended September 30, 1998 remained flat at $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

      During the nine months ended September 30, 1998, the Company generated cash from operations of $14.7 million and borrowed a total of $12.2 million on its credit facilities which was primarily used to fund capital expenditures as follows (in thousands):

            Track..........................................$13,192
            Locomotives....................................  4,204
            Detroit, Toledo and Ironton ("DTI") track
             rehabilitation................................  4,996
            Technology.....................................  1,300
            Other.........................................   1,009
                                                           -------
                                                           $24,701
                                                           =======

      The Company currently anticipates that its maintenance capital expenditure requirements in 1998 for track, including DTI track rehabilitation, locomotives and equipment will be $27.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be $3.0 million.

      On June 23, 1998, the Company acquired 100% of the outstanding stock of Central Properties, Inc. ("CPI"). The purchase price was $14.3 million including a $14.0 million cash payment and the assumption of approximately $266,000 of long-term debt. This acquisition was funded by borrowings under the Company's $75.0 million U.S. acquisition facility ("U.S. Acquisition Facility").

      At September 30, 1998, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $150.3 million, which constituted 51.6% of its total capitalization. Comparable figures at December 31, 1997 were $125.7 million and 48.5%, respectively.

      At September 30, 1998, availability under the Company's U.S. Acquisition Facility, $10.0 million U.S. working capital facility ("U.S. Working Capital Facility"), CDN $25.0 million Canadian acquisition agreement, and CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility") was, in U.S. dollars, $42.7 million, $1.0 million, $16.3 million and $3.3 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee.

      Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At September 30, 1998, the Company was in compliance with all covenants, except for its debt covenant related to Capital Expenditure Amount Limit, which has been waived by the lending institution and subsequently increased effective November 2, 1998.

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

YEAR 2000 COMPLIANCE


      The Company has been assessing its information technology infrastructure for year 2000 compliance for the past year. The assessment includes investigating its information technology, locomotives, railroad signals, railroad equipment, communications, office equipment, environmental systems and facilities for year 2000 compliance issues. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company's largest internal information technology applications, which were acquired in the ordinary course of business, are year 2000 compliant; however, all internal systems will be test and verified to ensure year 2000 compliance. The Company is still in the process of determining year 2000 impact in all other areas. The Company does not expect that its external costs to address its year 2000 compliance issues will be material to its financial condition or results of operations. Currently, the Company's internal costs are unknown.

      As part of its assessment, the Company is also investigating the year 2000 compliance status of its suppliers and customers. If it appears that some of its suppliers will be unable to become year 2000 compliant, the Company will switch to suppliers that are year 2000 compliant. In addition, the Company is a member of the American Association of Railroad's Rail Industry Year 2000 Coordination Task Force, which was formed to share year 2000 issues related to the railroad industry, to help test for year 2000 compliance and to help implement year 2000 compliance changes. The Company is in the process of evaluating its contingency plan if any of the Class I railroads are unable to become year 2000 compliant. However, if any of the Company's significant suppliers or customers, including Class I railroads, do not successfully and timely achieve year 2000 compliance the Company's business or operations may be adversely affected.

      The Company expects to complete its assessment phase and implement any necessary corrections by June 30, 1999.

 PART II.   OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A).  EXHIBITS

      EXHIBIT
       NUMBER   DESCRIPTION OF DOCUMENT
       ------   -----------------------

        10.42 Sixth Amendment to Credit Agreement, dated September 4, 1998 between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

        10.43 Seventh Amendment to Credit Agreement, dated November 1, 1998 between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.


        10.53 Severance Agreement, dated as of July 29, 1998, between the Company and its President and Chief Executive Officer.

        10.54 Employment Agreement, dated as of July 29, 1998, between the Company and its President and Chief Executive Officer.


        27.1    Financial Data Schedule.

(B).  REPORTS ON FORM 8-K:

      None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                          RAILTEX, INC.


Date: November 13, 1998                   By: /s/ JOSEPH P. JAHNKE
                                          Name: JOSEPH P. JAHNKE
                                          Title:Vice President and Chief
                                           Financial Officer


Date:  November 13, 1998                  By: /s/ JULIE B. HERBORT
                                          Name: JULIE B. HERBORT
                                          Title:Controller and Chief Accounting
                                           Officer