Form 10-K
period 1998-12-31
RAILTEX INC
filed 1999-03-30
CIK 877326

UNITED STATES SECURITIES AND
                             EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K

    [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                 Exchange Act of 1934 for the fiscal year ended

                              DECEMBER 31, 1998

                                      or

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                 Exchange Act of 1934 for the transition period from _____________________ to _______________

                       Commission File Number 34-022552

                                RAILTEX, INC.
             ----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                 74-1948121
     ------------------------------             ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

           4040 BROADWAY, SUITE 200
              SAN ANTONIO, TEXAS                         78209
     --------------------------------------            ----------
    (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number,
         including area code:                         (210) 841-7600
                                                      --------------

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

                |X|   YES                [ ]    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on the closing sales price on March 1, 1999 as reported by the Nasdaq National Market) of the voting stock of the Registrant held by non-affiliates of the Registrant was approximately $90.9 million. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers of the Registrant. Such interpretation is not intended to be, and should not be construed to be, an admission by the Registrant or such directors or executive officers that such directors and executive officers are "affiliates" of the Registrant, as that term is defined under the Securities Exchange Act of 1934.

Indicate the number of shares outstanding of the Registrant's Common Stock as of March 1, 1999: 9,273,963.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Proxy Statement for its annual meeting of shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part
III. The Registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                              TABLE OF CONTENTS

                                    PART I

ITEM                                                                    PAGE

 1.   Business....................................................         3
 2.   Properties..................................................        16
 3.   Legal Proceedings...........................................        22
 4.   Submission of Matters to a Vote of Security Holders.........        22


                                   PART II


 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters.......................................        23
 6.   Selected Consolidated Financial and Operating Data..........        24
 7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................        25
 8.   Financial Statements........................................        39
 9.   Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure..................................        67


                                   PART III


 10.  Executive Officers and Directors of the Registrant..........        68
 11.  Executive Compensation......................................        69
 12.  Security Ownership of Certain Beneficial Owners and
        Management................................................        69
 13.  Certain Relationships and Related Transactions .............        69


                                   PART IV


 14.  Exhibits, Financial Statement Schedules and Reports on
        Form 8-K..................................................        70

   This Form 10-K contains certain "forward-looking" statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailTex, Inc. and its subsidiaries that are based on the beliefs of the Company's management and that involve known and unknown risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, currency risks, competitive factors, general economic conditions, customer relations, relationships with vendors, fuel costs, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS

   RailTex, Inc. is North America's leading operator of short line freight railroads. Its holdings include short line railroads concentrated in the Southeastern and Midwestern United States, in the Great Lakes and New England regions of the United States and in Eastern Canada. The Company also owns investments in two Brazilian railroads and provides management consulting services in Kazakhstan. In 1998, RailTex railroads transported almost 550,000 carloads of freight for more than 1,100 customers. Traffic which originated or terminated on RailTex's lines generated approximately 86.4% of the Company's total freight revenues in 1998. References to "RailTex" or the "Company" mean RailTex, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries.

   The Company was incorporated in Texas in December 1977, and until 1984 its principal business was the short-term, full-service leasing and management of open top aggregate hopper railcars. In October 1984, RailTex entered the short line freight railroad business by contracting to operate the San Diego & Imperial Valley Railroad ("SDIV"). By year end 1988, the Company's short line railroad portfolio had grown to six rail lines and generated 85.0% of the Company's operating revenues. In mid-1989, RailTex sold its railcar leasing assets, utilizing the sale proceeds to purchase additional short line railroad properties. Since the sale of its railcar leasing assets, the Company's primary business activity has been the operation of short line railroads.

   The Company's strategy is to grow through (i) the creation of new business and improvement in operating performance of newly added and currently operated properties and (ii) additions to and divestitures from its portfolio of short line railroad properties, primarily through strategic acquisitions of Class I railroad branch lines or existing short line properties, and divestiture of non-strategic lines.

   The Company believes its focus on customer service, ability to offer multiple Class I connections to its customers, operating expertise and its expertise in acquiring railroad properties that generate financial returns in excess of its cost of capital, position it to effectively implement its strategy.

   Since deregulation of the U.S. and Canadian railroad industries in the 1980's, major North American railroads have taken steps to improve profitability and increase market share by streamlining their operations. These major railroads have generally concentrated their management and marketing attention on core, long-haul routes, while divesting (through sale or lease) many of their branch lines to smaller and more cost-efficient freight railroad operators such as RailTex. These short line "feeder" railroads typically serve multiple industries located along branch lines and "feed" freight to the connecting main line carriers. RailTex intends to continue to capitalize on the opportunities created by the major railroad's ongoing commitment to streamline operations. Almost all of the rail lines operated by the Company were previously operated by four of North America's largest railroads. RailTex also believes it has significant opportunities to expand its portfolio by acquiring existing short line railroads in both the United States and Canada.

   The Company believes that the majority of its acquisition opportunities will be in the U.S. and Canada, however international rail privatization may offer additional long term opportunities as certain governments privatize their country's rail systems. The Company's strategy regarding international acquisitions includes analyzing the country's political and economic environment, identifying potential country risks and attracting strong local investment partners. The Company will review international acquisition opportunities, however the majority of the Company's resources will be devoted to domestic opportunities.

   The Company has consistently increased the traffic volume and operating efficiency of its portfolio of railroad properties. RailTex credits its operating record to its ability and willingness to provide consistent and flexible service levels tailored to the needs of its customers, an aggressive marketing focus designed to identify potential opportunities and its incentive based compensation programs, which reward employees for improving customer service and operating results.

   RailTex believes its established reputation as an acquirer and operator of railroad properties, in combination with its managerial and financial resources, has positioned the Company to take advantage of future growth opportunities.

RECENT DEVELOPMENTS

   In February 1999, Ronald A. Rittenmeyer was elected Chairman of the Company's Board of Directors. Mr. Rittenmeyer joined the Company in August 1998 as President and Chief Executive Officer and replaces Bruce M. Flohr, who has assumed the new title of Founder and Chairman Emeritus.

   In January 1999, a wholly-owned subsidiary of the Company, the Dallas, Garland and Northeastern Railroad ("DGNO") commenced operations on 89 miles of rail line north of Dallas, Texas ("North Dallas Lines") under a lease arrangement with Union Pacific Railroad. The North Dallas Lines connect to and will be operated as part of the DGNO.

   The Company, through its wholly-owned subsidiary, RailTex International Holdings ("RIHI"), currently owns equity interests in the Ferrovia Centro Atlantica, S.A. ("FCA") and the Ferrovia Sul Atlantico, S.A. ("FSA"), which operate railroads in Brazil. The continuing economic uncertainty existing in Brazil has impacted the ability of FCA and FSA to finance short-term capital needs. As a result, during 1998 the Board of Directors of FSA implemented a call for additional capital contributions from existing shareholders. The Company did not participate in the capital call and, as a result, its equity percentage in FSA was diluted. The respective Boards of Directors of FCA and FSA may implement additional capital contribution calls from existing shareholders in the future. The Company may or may not choose to participate in such capital calls. In the event that the Company does not participate, its equity percentage could be further diluted.

   In January 1999, the Brazilian government began to allow the Brazilian currency (Real) to trade freely against the U.S. dollar. As of March 1, 1999, the Real had devalued approximately 43% versus the U.S. dollar. As a result of the devaluation, the Company may establish a non-cash reserve against the value of its Brazilian investments at the end of the first quarter of 1999. The Company will determine the amount of the reserve based upon a review of the Brazilian railroad operations and of the devaluation of the Real. This reserve could adversely affect the Company's financial position and the results of its operations.

   In November 1998, RIHI signed an agreement to sell a 49.5% interest in its Brazilian railroad investments to Global Environment Fund ("GEF"), a Washington, D.C. based investment fund, for $11.0 million. RIHI will retain the remaining 50.5% interest; however, under the related agreement RIHI can be required to repurchase GEF's shares after five years at a price equal to the lower of 95% of the appraised fair market value or certain collar amounts provided for in the related agreement. The transaction closed on December 31, 1998.

   In November 1998, a wholly-owned subsidiary of the Company, Goderich-Exeter Railway ("GEXR") commenced operations on the Guelph Line under a lease arrangement with Canadian National Railways ("CN"). The Guelph Line is a 99 mile rail line that operates between Silver and London, Ontario and connects with the GEXR at Stratford, Ontario.

   In September 1998, the Company acquired approximately 10 miles of track in two separate five mile sections from the Burlington Northern and Santa Fe Railway ("BNSF") for approximately $810,000. One section is in Carthage, Missouri and the other is in Joplin, Missouri. Both sections are being operated as part of the Company's Missouri & Northern Arkansas Railroad ("M&NA").

   In June 1998, the Company acquired 100% of the outstanding stock of Central Properties, Inc. ("CPI") for approximately $14.3 million. CPI was a privately held company which owned 100% of the stock of two railroads in Ohio and Indiana. The Central Railroad of Indianapolis ("CERA") operates almost 92 miles of rail line in north central Indiana under lease and trackage rights arrangements. The Central Railroad of Indiana ("CIND") owns and operates 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The Company began actively operating the two railroads in August 1998.

   In October 1997, Entergy Services, Inc. ("Entergy") filed a lawsuit in the United States District Court of the Middle District of Louisiana against Union Pacific Railroad Company ("UP") for breach of contract as the result of service issues. On January 28, 1999, the court decided in favor of Entergy and is in the process of determining the materiality of the breach of contract. Should the court decide that the breach of contract was material, Entergy may no longer be obligated under its contract with UP. One of the Company's railroads recognizes revenue as a result of Entergy's contract with UP and a decision in Entergy's favor could have an adverse effect on the Company.

   Approximately 30% of the Company's carloads interchange with the UP. As a result, the Company has been impacted by the congestion the UP is experiencing primarily through car supply issues and increased operating expenses due to overtime associated with running trains on unscheduled days and delays caused by waiting for access to UP yards. Additionally, revenues have been lost to other modes of transportation as customers avoid the service problems caused by the UP congestion. To the extent that the UP problems continue or worsen, the Company's results of operations could be adversely impacted.

   As a result of the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from the New England Central Railroad, Inc. ("NECR") and the Indiana Southern Railroad, Inc. ("ISRR"), wholly-owned subsidiaries of RailTex, Inc. In addition the Indiana & Ohio Rail Corp. ("INOH"), a wholly-owned subsidiary of RailTex, Inc., believes the division of rail lines between CSX and NS may cause operating inefficiencies for INOH. The Company believes the effect on revenues and operating efficiencies for these railroads will be immaterial.

   In order to improve its overall profitability and financial returns, the Company is continually analyzing its portfolio of railroad properties with the objective of identifying those properties which do not meet the Company's overall financial objectives and which do not offer significant revenue or operating expansion opportunities. As a result, the Company is divesting its Northeast Kansas and Missouri Railroad ("NEKM") for approximately $3.2 million to UP. The completion of this transaction is dependent upon Surface Transportation Board ("STB") approval and no material gain or loss is expected. As part of its stated strategy to capitalize on opportunities more strategic to the Company and to minimize management time and resources spent on smaller properties, the Company may divest additional railroads in the future.

INDUSTRY OVERVIEW

   The U.S. railroad industry is dominated by Class I railroads, which operated approximately 122,000 miles of track at year end 1997 (the most recent year for which data is available) and represented approximately $32.3 billion, or 91.4%, of total rail industry operating revenues of approximately $35.3 billion in 1997. In addition to the large railroads, at year end 1997 there were more than 540 short line and regional railroads, such as the Company's railroads, which generated approximately $3.0 billion of operating revenues in 1997 and operated almost 50,000 miles of track. Reflecting downsizing by major rail carriers, the proportion of total track miles operated by short line and regional railroads in the United States increased to 29.0% of total railroad industry track miles in 1997 from 17.0% in 1986.

   The Staggers Rail Act of 1980 ("Staggers Act") enabled many of the structural changes in the U.S. rail industry which have favorably affected the Company's ability to add short line railroads. Canada's National Transportation Act of 1987 liberalized the process for branch line divestiture, much as the Staggers Act facilitated the process for U.S. railroads (see further discussion in Regulation, below).

   As the result of deregulation, major railroads have been able to concentrate their management and marketing attention on core, long-haul routes, while divesting (through sale or lease) many of their branch lines to smaller and more cost-efficient freight railroad operators such as RailTex. The major railroads have derived significant benefits from the divesting of branch lines to short line operators. Divesting these branch lines allows major railroads to minimize incremental capital expenditures, increase traffic density and improve railcar utilization. Because of the focus of short line railroads on increasing traffic volume through increased customer service and more efficient operations, traffic volume on short line railroads frequently increases after divestiture. Consequently, these transactions often result in net increases in divesting carriers' freight traffic because much of the business originating or terminating on branch lines feeds into divesting carriers' core routes.

   The timing and pace of RailTex's acquisition activity with Class I railroads is primarily dependent upon a timetable established by the Class I railroads. The Company will review all potential acquisitions for rail lines offered by the Class I railroads made available to it; however, the number of lines available for acquisition is often affected by Class I merger activity or other commitments of the Class I railroads' resources.

   The Company has purchased some of the railroad properties it operates from sellers other than major railroads and believes other independent railroad operators represent significant additional sources of desirable properties. The timing and pace of the acquisition of existing short line railroads is primarily a function of identifying the seller and then successfully negotiating financial, tax and other considerations.

BUSINESS STRATEGY

   The Company's strategy is to grow through (i) the creation of new business and improvement in operating performance of newly added and currently operated properties and (ii) additions to and divestitures from its portfolio of short line railroad properties, primarily through strategic acquisitions of Class I railroad branch lines or existing short line properties, and divestiture of non-strategic lines to smaller, independently operated short line companies.

   The Company believes its focus on customer service, ability to offer multiple Class I connections to its customers, operating expertise and its expertise in acquiring railroad properties that generate financial returns in excess of its cost of capital, position it to effectively implement its strategy.

OPERATING AND GROWTH STRATEGY

   RailTex's operating and growth strategy is to improve the performance of and create additional business on its same railroad and newly added properties by focusing on improved customer service and operating efficiency. The key components of RailTex's operating and growth strategy are:

   CUSTOMER SERVICE: The Company seeks to build its business by aggressively marketing and delivering convenient and cost effective service to meet its customers' transportation needs. To this end, the Company works with its customers to assess their requirements and then tailors its operations to increase the frequency and reliability of service. The Company believes its efforts to enhance customer service have generally resulted in increased traffic with customers along the Company's lines. In addition, the Company believes that its customer service emphasis and the ability of certain of its railroad properties to offer multiple Class I connections without restrictions, make it an attractive alternative for large, industrial development opportunities.

   OPERATING EFFICIENCY: RailTex focuses on promoting cost-efficient operations at all levels of its organization. The Company benefits from a lower cost, flexible work environment that places a premium on innovation and service while always managing costs.

   MANAGEMENT PHILOSOPHY: RailTex, through its centrally supported and locally executed management philosophy, has developed a culture that encourages employees to take initiative and responsibility. The Company rewards productivity through its performance-based, incentive compensation programs. During the last three years, the Company's employees received an average of 12% of their combined base and overtime pay in incentive payments.

EXPANSION AND DIVESTITURE STRATEGY

   The key components of RailTex's expansion and divestiture strategy are:

   STRATEGIC ACQUISITIONS: RailTex believes that its current base of core properties throughout the U.S. and Canada provide it with a substantial advantage in acquiring railroad properties in geographic proximity to the currently owned properties. In these instances, RailTex expects to achieve certain operating, marketing and administrative synergies by combining the operations of the acquired railroad with an existing railroad.

   DIVERSIFICATION: RailTex believes that its revenue diversification limits its exposure to geographic, economic and customer related risks, while it positions the Company to take advantage of a broad range of business opportunities. This diversification, and the stability it provides to the Company's operations, differentiates RailTex from other regional and short line carriers. Diversification also enables the Company to develop and maintain close working relationships with essentially all major rail carriers in North America.

   EXPERIENCE: RailTex believes it has positioned itself as a reliable, experienced acquirer and operator of railroad properties. The Company believes its record, evidenced by its acquisition, integration and operation of rail properties since 1984, has established itself as a successful acquirer of short line properties. RailTex also believes its ability to finance and close transactions and commence operations in a timely manner is well recognized by the major rail carriers. In addition, the Company believes it has developed good relationships with the major rail carriers and that these relationships provide an advantage in competing for additional properties.

   DIVESTITURES: The Company believes that in order to capitalize on opportunities more profitable to its overall portfolio and to minimize the amount of management time and effort on the smaller properties in its portfolio, it may from time to time divest certain of its railroad properties. The Company believes there is a market for such divestitures among other smaller short line operating companies and selected strategic buyers.

PORTFOLIO EXPANSION

   Since 1984, the Company has built a portfolio of railroads, almost all of which were added as a result of a competitive bidding process. RailTex has developed a disciplined approach for identifying, analyzing, negotiating and structuring additions to RailTex's portfolio of short line railroads. The Company believes this approach, together with its ability to finance acquisitions quickly with borrowings under the Company's $70.0 million revolving U.S. acquisition facility ("U.S. Acquisition Facility") and its CDN $25.0 million revolving Canadian acquisition facility ("Canadian Acquisition Facility"), has provided it with a competitive advantage. At March 1, 1999, the Company had $53.4 million and CDN $25.0 million available under the U.S. Acquisition Facility and Canadian Acquisition Facility, respectively.

   The Company has developed an acquisition team which is responsible for implementing the Company's expansion program. Expansion opportunities are presented to the Company by divesting carriers or are identified by the Company through dialogues maintained by this acquisition team with major rail carriers and other railroad operators.

   Opportunities are evaluated based on their ability to provide financial returns in excess of the Company's cost of capital. In addition, among other matters, revenue and operating synergies with existing properties and the effect on geographic, commodity, connecting carrier and customer diversification are also considered. Members of the Company's acquisition team, assisted by senior management, complete a thorough evaluation of each opportunity. This evaluation includes in-depth, on-site investigations, reviews of historical traffic volumes, interviews with operating personnel and current and potential customers and conversations with local officials and members of the business community.

   RailTex adds short line railroad properties to its portfolio through purchase, lease or contract to operate. Typically, the Company bids against other short line operators for available properties. The timing and structure of each transaction is determined by the seller based upon strategic and economic considerations. The primary factors considered by a Class I carrier are the price they will receive for the sale of a railroad property and the price per carload they will pay a new operator for interchanging traffic. Sellers also consider a prospective operator's experience and its ability to close a transaction and commence operations in a timely manner.

   Following the closing of a transaction, railroad properties acquired by RailTex are integrated into the Company by "Go Teams" of RailTex professionals. These transition teams are composed of experienced Company employees assembled from throughout the RailTex organization. These teams conduct interim operations until the new general managers of these railroads are able to hire and train a full-time work force. The Company believes its approach to commencing operations on its properties benefits its customers by helping to eliminate the service delays and interruptions which often accompany transitions to new operators.

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

   In 1998, the Company served more than 1,100 customers which shipped and received a wide variety of products. RailTex's ten largest customers accounted for approximately 27.8% of the Company's operating revenues in 1998. The Company's largest customer in 1998 was CN, representing approximately 7.0 % of operating revenues. Assuming continuation of RailTex's expansion strategy, management expects its reliance on any one customer, including CN, to diminish over time. RailTex believes its relationships with its customers are excellent.

MANAGEMENT

   The Company's management structure is an important element in its operating strategy. Significant operational autonomy and responsibility for operating financial results is given to local railroad management. Local managers are expected to be highly efficient at executing the operating plan of the railroad, as well as serving as a primary customer contact and marketing source. Corporate headquarters has responsibility for centralized policy setting and strategic capital and financial planning, as well as accounting and other shared services. Also at headquarters, a group of experienced professionals provide additional expertise to all the Company's railroads in certain technical fields including engineering, mechanical, information technology and safety programs. The Company's management structure puts service-oriented decision making close to the customer but also provides a centralized support system to ensure consistency and efficiency in more specialized or technical areas.

   Larger RailTex railroads are managed by a general manager who has authority for all train operations. General managers operate their railroads pursuant to business plans developed annually. Many of the Company's general managers have been recruited from operating or marketing management at the major railroads and typically have several years of railroad industry experience. Each new general manager is provided an extensive orientation to the Company's operating policies and procedures. In addition, all general managers attend periodic staff meetings to exchange information with respect to operating, marketing and regulatory issues. General managers also remain current on industry developments by, among other means, attending national and regional railroad conferences.

   Smaller RailTex railroads typically report to and are managed by a general manager at a larger RailTex property. The managing property is chosen where geographic distances allow for efficient supervision of both properties. Small railroads managed by a larger railroad generally interchange with the same Class I railroad.

   The Company's larger railroads may have in excess of 100 employees including specialists in operations and marketing in addition to office and clerical employees. The Company's smaller railroads typically employ a general or operations manager in addition to railroad and clerical employees. Most major track, locomotive and railcar repair and derailment work is contracted to outside specialists; however, the Company's larger railroads often perform some of these repairs inhouse.

WORK FORCE

   The ability to be a low cost, flexible service provider is a key element of the Company's operating strategy and contributes significantly to the operational results of the Company's railroads. Many of the Company's personnel are trained in a wide range of skills necessary for short line operations. Trains are typically operated by two-person crews, consisting of transportation specialists who operate the locomotive and couple and uncouple railcars. The Company believes the organization of its railroads into relatively small work groups encourages greater team effort and permits more clearly defined responsibility and accountability than is obtainable by larger, more centrally managed railroads.

   All but one of the Company's short line railroads maintains a performance-based, incentive compensation program through which a portion of a railroad's operating profits is distributed quarterly to its employees. Incentive compensation programs are administered by the general managers and distributions are made principally on the basis of individual performance.

   As of March 1, 1999, a total of 169 employees, or approximately 17.6% of the Company's workforce, of five of the Company's U.S. railroads were represented by labor unions; four by the United Transportation Union ("UTU") and one by the Brotherhood of Locomotive Engineers ("BLE"). Two railroads have active contracts and the three remaining railroads are in negotiation. One of the railroads acquired in the June 1998 CPI acquisition had an existing labor contract with the UTU. Seven employees remain covered under that agreement. In September 1998, 64 employees of the M&NA voted for representation by the BLE. In each case all employees are represented by one union.

   In addition, the Company has received notification that the BLE has filed for representation at two more of the Company's railroads. At one of these railroads a vote was held on March 4, 1999. The results of that vote will not be known until the bargaining group is determined.

   At March 1, 1999, the Company had more than 950 full-time employees. The Company believes that its relations with its employees are good. An active program of employee involvement was begun in late 1997 to further strengthen the relationship between the employees and the Company.

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

   Traffic which originated or terminated on RailTex's lines generated 86.4% and 86.8% of the Company's total freight revenues in 1998 and 1997, respectively. The Company believes that higher levels of interline and local traffic provide it with greater stability of revenues because such traffic represents shipments to or from customers located along its lines which, unlike bridge traffic, cannot easily be diverted to other rail carriers.

   The following table summarizes freight revenues by type of traffic carried by the Company's railroads in 1998 and 1997, in dollars and as a percent of total freight revenues.

                               FREIGHT REVENUES
                            (DOLLARS IN THOUSANDS)

                                                 1998                1997
                                           ----------------    ----------------
Interline ..............................   $105,922    76.5%   $ 97,243    76.0%
Local ..................................     13,660     9.9      13,850    10.8
Bridge .................................     18,819    13.6      16,921    13.2
                                           --------   -----    --------   -----
  Total freight revenues ...............   $138,401   100.0%   $128,014   100.0%
                                           ========   =====    ========   =====

CONNECTING CARRIERS

   Most of RailTex's short line properties interchange traffic with multiple carriers. At March 1, 1999, the Company's railroads connected with 25 railroads operated by other carriers. Of the Company's rail lines, 55% connect with two or more carriers.

   The following table summarizes the Company's significant connecting carriers in 1998 and 1997 by freight revenues and carloads as a percentage of total interchanged (interline and bridge) traffic.

                             INTERCHANGED TRAFFIC

                                                          1998                    1997
                                                   --------------------    --------------------
                                                         FREIGHT                 FREIGHT
                                                   --------------------    --------------------
 CONNECTING CARRIER                                REVENUES    CARLOADS    REVENUES    CARLOADS
                                                   --------    --------    --------    --------
Union Pacific Corporation ......................       32.4%       31.2%       31.8%       27.8%
Canadian National Railways .....................       19.0        18.3        19.8        19.3
CSX Transportation, Inc. .......................       18.0        18.7        18.9        22.1
Consolidated Rail Corporation ..................       10.9         8.4        10.6         8.6
Norfolk Southern Railway Company ...............        7.6         9.9         8.0        10.7
Burlington Northern Santa Fe Railway Company ...        3.4         2.2         3.7         2.4
All other railroads, including RailTex railroads        8.7        11.3         7.2         9.1
                                                   --------    --------    --------    --------
   Total interchanged traffic ..................      100.0%      100.0%      100.0%      100.0%
                                                   ========    ========    ========    ========

   Charges for interchanged traffic are generally billed to the customer by the connecting carrier and cover the entire transportation of a shipment from origin to destination, including the portion that travels over the Company's lines. The Company's revenues from such traffic are generally collected through fees paid directly to the Company by the connecting carriers rather than by customers on its lines and are payable regardless of whether the connecting carriers are able to collect from the customers. The fees payable by connecting carriers are set forth in contracts entered into by each of the Company's railroads with their respective connecting carriers and are subject to periodic adjustments.

COMMODITIES

   RailTex's railroads transport a wide variety of commodities for their customers. Some of the Company's railroads have a well-diversified commodity base, while other Company railroads transport one or two dominant commodities. By building on an already diverse traffic base, RailTex seeks over the long term to limit its exposure to any single commodity. In 1998, lumber and forest products and coal, which contributed 19.3% and 13.4%, respectively, of freight revenues, were the two largest commodity groups transported by the Company's railroads. See table summarizing the Company's freight revenues and traffic volume in 1998 and 1997 by commodity group in Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following is a description of the commodities transported by the Company:

   LUMBER AND FOREST PRODUCTS represented 19.3% of 1998 freight revenues and 12.1% of 1998 traffic volume. The Company transports finished lumber used in construction, as well as woodchips and pulpwood used in particle board and paper manufacturing. The Company serves paper mills and lumber producers in Oregon, Georgia and Nova Scotia, Canada, as well as lumber distribution facilities in New England.

   COAL for electric power generating plants represented 13.4% of 1998 freight revenues and 18.5% of 1998 traffic volume. The Company provides freight services for six large electric utilities located in Indiana, Missouri, Arkansas and Nova Scotia. In Indiana and Nova Scotia, the Company transports unit coal trains from local coal mines to the utility's power plants. The Company transports unit trains of Powder River Basin coal to power plants in Missouri and Arkansas and unit trains of West Virginia, Indiana and Nova Scotia coal to co-generation plants in Virginia, Indiana and Nova Scotia, respectively.

   CHEMICALS represented 12.3% of 1998 freight revenues and 9.5% of 1998 traffic volume. The Company primarily transports chemicals used in the manufacturing of polyester fiber in South Carolina. Chemicals also includes the transportation of liquid and bulk agricultural fertilizers and plastic pellets.

   SCRAP PAPER AND PAPER PRODUCTS represented 8.3% of 1998 freight revenues and 6.4% of 1998 traffic volume. The Company serves paper mills that produce paper products in Oregon and newsprint and paper in Nova Scotia. The Company also serves warehouses for paper and paper products in New England and South Carolina manufacturing facilities that produce paper plates, cups and bowls and specialty paper products.

   FARM PRODUCTS represented 8.2% of 1998 freight revenues and 8.6% of 1998 traffic volume. Farm products consist primarily of corn, wheat, peanuts and soybeans. Field crops produced in Indiana, Ohio, Georgia, North Carolina, Kansas, Missouri, Michigan and Texas account for the majority of this traffic; however, the Company also transports unit trains of soybeans and grain to Louisiana for export.

   SCRAP METAL AND METAL PRODUCTS represented 8.1% of 1998 freight revenues and 7.5% of 1998 traffic volume. The Company serves a steel works in Nova Scotia that utilizes scrap metal to manufacture railroad rail and steel blooms. The Company also serves a steel mini-mill in South Carolina that utilizes scrap steel and a steel works in Missouri that utilizes coiled steel for the manufacture of steel springs. The Company serves steel plants or mills in Ohio, Connecticut and Ontario, Canada.

   RAILROAD EQUIPMENT represented 5.8% of 1998 freight revenues and 11.5% of 1998 traffic volume. Railroad equipment consists primarily of the transportation of empty coal cars in Missouri, empty auto railcars for automobile manufacturers in Michigan and new railcars manufactured in Nova Scotia.

   FOOD PRODUCTS represented 5.0% of 1998 freight revenues and 4.7% of 1998 traffic volume. Food products consist primarily of vegetable oils, peanut meal, canned goods, lard and other products.

   NON-METALLIC ORES represented 4.8% of 1998 freight revenues and 6.8% of 1998 traffic volume. Non-metallic ores consist primarily of limestone used in road construction in Texas, Virginia and Georgia. Non-metallic ores also include salt transported by the Company from a large mine in Ontario and sand which is used in glass manufacturing and in foundries supporting the automotive industry.

   MINERALS AND STONE represented 4.3% of 1998 freight revenues and 3.1% of 1998 traffic volume. The Company transports chemical lime used in the manufacturing of manganese, calcium carbonate, finished brick and cement.

   AUTOS AND AUTO PARTS represented 3.9% of 1998 freight revenues and 5.4% of 1998 traffic volume. The Company moves automotive bridge traffic between Detroit and Cincinnati under a haulage agreement with CN.

   PETROLEUM PRODUCTS represented 3.0% of 1998 freight revenues and 2.3% of 1998 traffic volume. The majority of this traffic is liquified petroleum gas produced in New Mexico and Texas which is destined for southern California and, ultimately, Tijuana, Mexico. The Company also serves a large petrochemical plant in Louisiana which manufactures fuel additives. Petroleum products also includes the transportation of asphalt originating in New Mexico and asphalt terminating in Pennsylvania and Michigan.

   OTHER represented 3.6% of 1998 freight revenues and 3.6% of 1998 traffic volume. Other traffic is primarily composed of machinery and fuel blending agents.

COMPETITION

PORTFOLIO ADDITIONS

   In the process of building its portfolio of short line railroads, RailTex typically competes with other short line railroad operators and regional railroads. Competition for railroad properties is based primarily upon price, operating history and financing capability. The relative ease of access to capital has lowered barriers to entry in the short line acquisition market and may have resulted in additional bidders for short line properties. In addition, to the extent Class I railroads reduce the amount of branch lines available for purchase, competition for the acquisition of such branch lines may increase. The Company believes its established reputation as an acquirer and operator of short line rail properties, in combination with its managerial and financial resources, effectively positions it to be competitive on future strategic acquisitions.

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

REGULATION

UNITED STATES

   OVERVIEW. In addition to the environmental, safety and other regulations generally applicable to all businesses, the Company's railroad subsidiaries are subject to regulation by the STB, the successor to the Interstate Commerce Commission ("ICC"), and the Federal Railroad Administration ("FRA") and by regulatory agencies in the various states in which they do business. The Company believes its operations are in material compliance with these regulations. Additionally, the Company is subject to STB regulation in its acquisition of new railroad properties by purchase, lease or contract to operate. Since 1980, there has been a significant relaxation in regulations governing such transactions and this change has favorably affected the Company's ability to add railroad properties to its portfolio. Various interests in the United States have sought and continue to seek reimposition of government controls on the railroad industry in areas deregulated in whole or in part since 1980, including stricter rate regulation, competitive access and more onerous labor protection conditions for rail line transfers.

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

   CANADA

   OVERVIEW. The Company's Canadian railroad subsidiaries are subject to regulation by various governmental departments and regulatory agencies at the federal or provincial level depending on whether the railroad operated by the subsidiary in question falls within federal or provincial jurisdiction. The Company believes that the operations of its railroad subsidiaries in Canada are in material compliance with all applicable Canadian federal and provincial laws and regulations.

   FEDERAL. A Canadian railroad generally falls within the jurisdiction of federal regulation if the railroad crosses provincial or international borders or if the Parliament of Canada has declared the railroad to be a federal work or undertaking and in certain other circumstances. If a railroad operating company operates a railroad that falls within the federal jurisdiction, all other railroads owned, operated, leased or controlled by the company also fall within federal jurisdiction. Any company which proposes to construct or operate a railway in Canada which falls within federal jurisdiction is required to obtain a certificate of fitness under the Canada Transportation Act ("CTA"), which is issued on proof of insurance. Under the CTA, the sale of a federally regulated railroad line is not subject to federal approval, although a process of advertising and negotiations may be required in connection with any proposed discontinuance of a federal railway. Federal railroads are governed by federal labor relations laws.

   PROVINCIAL. Short lines located within the boundaries of a single province which do not otherwise fall within the federal jurisdiction are regulated by the laws of the province in question, including laws as to licensing and labor relations. Most of Canada's ten provinces have enacted new legislation which is more favorable to the operation of short line railroads than previous provincial laws. Many of the provinces require as a condition of licensing under their short line railroads acts that the licensees comply with federal regulations applicable to safety and other matters and remain subject to inspection by federal railway inspectors. Under some provincial legislation, the sale of a provincially regulated railroad line is not subject to provincial approval, although a process of advertising and negotiations may be required in connection with any proposed discontinuance of a provincial railway.

   INVESTMENT CANADA ACT. The Company's acquisition of additional railroads in Canada, whether federally or provincially regulated, will, in the case of acquisitions involving assets having a book value in excess of CDN $5.0 million, be subject to approval pursuant to the Investment Canada Act, the federal act in Canada governing purchases of Canadian businesses by non-Canadians.

ENVIRONMENTAL MATTERS

   The Company's operations are subject to various U.S. and Canadian federal, state, provincial and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. These environmental laws and regulations, which are implemented principally in the U.S. by the Environmental Protection Agency ("EPA") and comparable state agencies and principally in Canada by provincial agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters and the manufacture and disposal of certain substances.

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

   The Company believes that its operations are in material compliance with current environmental laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have any material effect on the Company's earnings or capital expenditures. However, the Company can provide no assurance that the current regulatory requirements will not change, that currently unforeseen environmental incidents will not occur or that past non-compliance with environmental laws will not be discovered on the Company's properties.

ITEM 2.  PROPERTIES

   The Company, through its subsidiaries, operates short line railroads concentrated in the Southeastern and Midwestern United States, in the Great Lakes and New England regions of the United States and in Eastern Canada. The Company also owns investments in two Brazilian railroads and provides management consulting services in Kazakhstan. The Company has added railroad properties to its portfolio through purchase of track and roadbed, lease of such assets, contracts to operate properties under management agreements and purchase of railroad company common stock, depending upon the economic and strategic considerations of the divesting carriers. After acquiring the right to operate a railroad property, the Company must arrange for the purchase or lease of operating equipment and hire the work force necessary to operate the property.

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

   In addition, the purchase price of one of the Company's railroads is subject to reimbursement up to $5.0 million if certain levels of carloadings are not achieved within a specified time period, as detailed in the purchase and sale agreement. The Company expects to recover approximately $2.1 million plus interest related to this reimbursement during the first quarter of 1999.

   For properties it leases, the Company ordinarily assumes all operating and financial responsibilities, including maintenance, payment of property taxes and regulatory compliance, upon commencement date. Lease payments on three railroad properties leased from one major railroad are structured to ensure that the Company interchanges an agreed-upon percentage of outbound carloads with the lessor railroad. Under these leases, no payments to the lessor are required as long as a minimum percentage of traffic volume is interchanged with the lessor; therefore, the Company, to some extent, controls the amounts which may be payable under these leases. If the minimum percentage of traffic volume interchanged with the lessor is not met, the amounts which may be payable under these leases could be significant and have an adverse effect on the Company. These leases are subject to an initial 20 year term with one or more renewal terms at the Company's option. In addition, lease payments on five properties leased from two other major railroads are subject to reduction from the base rate, down to zero, depending upon the level of traffic interchanged with the lessors. The maximum aggregate annual base rate lease payments under these leases is approximately $1.7 million. These leases have initial lease terms of five to 20 years and leases on four of the five properties include purchase options which may be exercised by the Company after one to three years of operation. To date, no payments have been required under any of the Company's railroad property leases. Generally, upon the termination of a lease, the Company does not have a right to the return of any capital investment made in the property leased.

   Rail properties operated by the Company under management agreements typically have initial ten year terms followed by either a purchase option or one or more renewal terms at the Company's option. These operating contracts typically require that the Company assume all operating and financial responsibilities for freight operations on the property, including maintenance, payment of property taxes and regulatory compliance. Payments by RailTex for the right to conduct rail operations on these properties are typically calculated as a percentage of its revenues from the respective properties. Generally, as in the case of leases, upon termination of these agreements the Company does not have a right to the return of any capital investment made in the property managed.

   Railroad properties owned, leased or operated under contract by the Company's subsidiaries typically consist of the track, ties and underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller and the Company's holdings of such property is not significant. Similarly, the seller typically retains mineral rights and fiber optics easements in the properties acquired by the Company. Revenues derived by the Company from various rentals and easements totaled approximately $3.1 million in 1998.

   In order to improve its overall profitability and financial returns, the Company is continually analyzing its portfolio of railroad properties with the objective of identifying those properties which do not meet the Company's overall financial objectives and which do not offer significant revenue or operating expansion opportunities. As a result, the Company is divesting its Northeast Kansas and Missouri Railroad for approximately $3.2 million to UP. The completion of this transaction is dependent upon STB approval and no material gain or loss is expected. As part of its stated strategy to capitalize on opportunities more strategic to the Company and to minimize management time and resources spent on smaller properties, the Company may divest additional railroads in the future.

   The following list describes each of the railroads operated by the Company as of March 1, 1999:

   The assets of the Cape Breton & Central Nova Scotia ("CBNS") were purchased from CN on October 1, 1993. The line is approximately 245 miles long and runs from Truro to Sydney, Nova Scotia. Traffic includes coal, which is imported, as well as originating and terminating on the line. Inbound traffic consists of scrap iron, chemicals and salt. Outbound traffic consists of newsprint, woodpulp, steel railroad rail and railroad cars.

   The assets of the Carolina Piedmont ("CPDR") were purchased from CSX on November 2, 1990. The line is approximately 37 miles long and runs from Greenville to Laurens, South Carolina. On April 28, 1997, the assets of the Greenville and Northern Railway were purchased. The line is approximately 12 miles long and runs from Travelers Rest to Greenville, South Carolina. Inbound traffic consists of plastics, resins, vegetable oils, cement, lumber, potash, glass, sand, brick, newsprint and various chemicals. Outbound traffic consists of pulpwood, scrap paper and industrial engines.

   The assets of the Central Oregon & Pacific ("CORP") were partially purchased and partially leased from Southern Pacific Transportation Company ("SP") on December 31, 1994. SP was subsequently acquired by UP. The purchased segment is approximately 336 miles long and runs from Belleview to Eugene, Oregon and from Eugene to Cordes, Oregon. Another 105 miles is leased for five years and runs from Cordes to Coquille, Oregon and from Belleview, Oregon to Black Butte, California. The CORP operates an additional 8 miles of track from Danebo to Springfield Jct., Oregon under trackage rights. Outbound traffic consists of lumber and wood products and pulp and paper products. Traffic also includes lumber and wood products which both originate and terminate on the line.

   On June 23, 1998, the Company acquired 100% of the outstanding stock of Central Properties, Inc. CPI was a privately held company which owned 100% of the stock of two railroads in Ohio and Indiana. The Central Railroad of Indianapolis operates almost 92 miles of rail line in north central Indiana under lease and trackage rights arrangements. The Central Railroad of Indiana owns and operates 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The Company began actively operating the two railroads in August 1998. Inbound and outbound traffic consists of farm products, chemicals and non-metallic minerals.

   The Chesapeake & Albemarle ("C&A") was leased from NS on April 2, 1990 for a term of 20 years, with an option in favor of C&A to purchase the line during the term of the lease. The railroad is approximately 82 miles long and runs from Chesapeake, Virginia to Edenton, North Carolina. Inbound traffic consists of limestone and lumber. Outbound traffic consists of grain, lumber and scrap metal.

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

   The assets of the Dallas, Garland and Northeastern were partially purchased and partially leased from UP on February 9, 1992. The lease agreement provides for a 20 year term and grants RailTex three options to renew for additional 20 year terms. The line is approximately 92 miles long and extends from Trenton to Garland, Texas. Inbound traffic consists of limestone, food, farm products and plastics. Outbound traffic consists of food, farm products and plastics. On January 31, 1999, the DGNO began operating on an additional 89 miles of rail line north of Dallas, Texas under a lease arrangement with UP. Traffic on the North Dallas Lines consists primarily of corn syrup, lumber and auto parts.

   Substantially all of the assets of the Georgia Southwestern ("GSWR") were purchased from CSX on June 5, 1989. In 1995, the operations of the Georgia Great Southern ("GGS") and the Georgia and Alabama ("GAAB") were consolidated into the GSWR. The GSWR currently operates, in total, over 357 miles. One segment extends from Preston east to Rochelle, Georgia, and another segment extends from Cuthbert south to Bainbridge, Georgia. The GSWR also operates from Columbus to Cusseta, Georgia and from Columbus, east to Americus then south to Albany, Georgia under a combination of track lease and operating rights with NS and from Bainbridge to Saffold, Georgia under trackage rights with CSX including two miles of track in Dawson, Georgia which was acquired by GGS from CSX on December 14, 1990. The GAAB was leased from NS on June 1, 1989 for a term of 20 years with an option in favor of RailTex to purchase the line during the term of the lease. The railroad runs from Smithville, Georgia to White Oak, Alabama. Inbound traffic consists of cement, fertilizer, forest products, crushed stone and chemicals. Outbound traffic consists of forest products, grain, food products, lumber, auto parts, paper and scrap metal.

   The assets of the Goderich-Exeter Railway were purchased from CN on April 3, 1992. The line is approximately 70 miles long and runs from Goderich to Centralia, Ontario and from Goderich to Stratford, Ontario. On November 16, 1998, the GEXR commenced operations on the Guelph Line under a lease arrangement with CN. The Guelph Line is a 99 mile rail line that operates between Silver and London, Ontario and connects with the GEXR at Stratford, Ontario. Inbound traffic consists of fertilizer and grain. Outbound traffic consists of salt, grain and road machinery. VIA Rail Canada, Inc. also operates passenger trains over the Guelph Line.

   The stock of the Indiana & Ohio Rail Corp. was purchased on June 4, 1996. On February 15, 1997, a subsidiary of the INOH, purchased from Grand Trunk Western Railroad, Inc. the assets of the former Detroit, Toledo and Ironton ("DTI"). Together, the INOH line and the DTI line operate 576 miles of track under a combination of owned track, lease and operating rights in southeastern Indiana and western Ohio extending north to Detroit, Michigan. Beginning January 1, 1998, the operations of the former INOH and DTI were restructured to operate as the Indiana and Ohio ("IORY") and the Indiana and Ohio Central ("IORC"). Inbound traffic consists of automobiles and automobile parts, farm products, non-metallic ores, chemicals and scrap metal. Outbound traffic consists of automobiles and automobile parts, farm products, food, chemicals, clay, stone and scrap metal.

   The assets of the Indiana Southern were purchased from Conrail on April 11, 1992. The line extends 170 miles from Indianapolis to Evansville, Indiana. In addition, ISRR operates six miles of trackage rights over Canadian Pacific Railway Company ("CP") rail between Elnora and Bee Hunter, Indiana. Traffic consists primarily of coal, which both originates and terminates on the line.

   The assets of the Mid-Michigan ("MMRR") were purchased from CSX on December 19, 1987. The MMRR consists of two separate line segments. One segment is approximately 30 miles long and runs from Elmdale to Greenville, Michigan. The other segment is approximately 37 miles long and runs from Paines to Alma, Michigan. Inbound traffic consists of fertilizer, asphalt, plastic and lumber. Outbound traffic consists of refrigerators, unit grain trains, liquified petroleum gas, aviation gas, scrap metal, auto parts and farm and food products. The assets of the Michigan Shore ("MS") were purchased from CMGN on December 14, 1990. The line runs approximately 7 miles and is located in Muskegon, Michigan. Outbound traffic consists of sand and chemicals. The assets of the Grand Rapids Eastern ("GRE") were purchased from Central Michigan Railway Company ("CMGN") on July 10, 1993. The line is approximately 45 miles long and extends from Marne to Ionia, Michigan. Inbound traffic consists of chemicals. Outbound traffic consists of auto parts. The assets of the MS and the GRE were merged into the MMRR effective December 31, 1998.

   The assets of the Missouri & Northern Arkansas were partially purchased and partially leased from UP on December 13, 1992. The lease has a 20 year term with three 20 year renewal options. The line is approximately 497 miles long and runs from Kansas City, Missouri to Newport, Arkansas; from Fort Scott, Kansas to Clinton, Missouri, from Carthage to Joplin, Missouri and from Springfield to Wallis, Missouri. The M&NA operates over trackage rights on the UP from Pleasant Hill to Kansas City, Missouri and from Diaz Junction to Newport, Arkansas. Inbound traffic consists of coal, farm products, lumber, paper, fertilizer and food products. Outbound traffic consists of grain products, roofing materials, frozen food, minerals, chemicals, forest products and steel. The Branson Scenic Railroad, Inc. ("BSR"), a passenger railroad operator which is not affiliated with the Company, operates passenger excursion trains over a 44-mile segment of the M&NA. The M&NA provides the crews to the BSR and, in turn, receives a flat fee plus a specified percentage of the BSR's revenues over a base amount. In addition, the White River Scenic Railroad, a passenger railroad operator which is not affiliated with the Company, operates passenger excursion trains using their own crews over certain segments of the M&NA and, in turn, the M&NA receives a flat fee. On September 12, 1998, the M&NA purchased approximately 10 miles of track in two separate five mile sections from the Burlington Northern and Santa Fe Railway. One section is in Carthage, Missouri and the other is in Joplin, Missouri. Both sections are operated as part of the M&NA.

   The assets of the New England Central Railroad were purchased from Grand Trunk Corporation, an affiliate of CN, on February 4, 1995. The NECR operates over approximately 330 miles of track, extending from East Alburg, Vermont to New London, Connecticut. In addition, Amtrack provides passenger service over track extending from St Albans, Vermont and Palmer, Massachusetts under a trackage rights contract with the NECR. Inbound traffic consists primarily of paper, plastic, lumber, copper and wood products. A significant portion of the inbound lumber and paper products is received by transload facilities located on the NECR. These facilities transload the commodities to truck for further distribution throughout the New England area and beyond. The majority of these transload operations are affiliated with the CN. Outbound traffic consists primarily of corrugated paper and coal fly ash.

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

   The assets of the Northeast Kansas & Missouri were purchased from UP on February 26, 1990. The railroad is approximately 125 miles long and extends west from St. Joseph, Missouri to Upland, Kansas. Inbound traffic consists of fertilizers. Outbound traffic consists of grain and food products.

   The assets of the Ontario L'Orignal ("OLOR") were purchased from CN effective November 2, 1996. The line is approximately 26 miles long and is located in eastern Ontario, Canada. Traffic consists primarily of scrap iron and steel products, which both originate and terminate on the line.

   The assets of the Pittsburgh Industrial ("PIRR") were purchased from Conrail on December 7, 1996. The line is approximately 42 miles long and is located in the Pittsburgh metropolitan area. Inbound traffic consists of scrap metal, plastics, asphalt, lubricating oils, chemicals and food products. Outbound traffic consists of scrap metal, plastics and chemicals.

   The Salt Lake City Southern ("SLCS") began operating under operating agreements with Union Pacific and the UTA on April 19, 1993. The operating rights may be repurchased by the UTA for a nominal amount at any time. The line is approximately 25 miles long and extends from Salt Lake City to Mount, Utah. Inbound traffic consists of cement and lumber.

   The San Diego & Imperial Valley began operations on October 15, 1984 under a ten year contract with the San Diego Metropolitan Transit Development Board ("MTDB") in the San Diego, California area. Under the terms of this contract, the SDIV provides freight service over trackage owned by a subsidiary of MTDB and over which MTDB provides passenger service. In 1994, the SDIV exercised an option to renew the contract until 2004. Additionally, this contract has three remaining ten year renewal options. SDIV also has a trackage rights agreement with Ferrocarriles Nacionales de Mexico Region Pacifico ("Ferrocarriles") to operate between Tijuana and Tecate, Mexico. This is an open agreement that may be cancelled at any time by either party. The SDIV has authority to operate 153 miles of track that extends from San Diego, California through Tijuana and Tecate, Mexico, to Plaster City, California. Inbound traffic consists of liquified petroleum gas, lumber, beverages, paper, plastics, lard and grain. Outbound traffic consists of scrap metal, sand and scrap paper.

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

   The assets of the Texas-New Mexico ("TNMR") were purchased from UP on September 18, 1989. The line is approximately 107 miles long and runs from Monahans, Texas north to Lovington, New Mexico. Inbound traffic consists of crushed stone and hazardous waste. Outbound traffic consists of liquified petroleum gas, chemicals, farm products, scrap metal and minerals.

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

   In August 1995, the Company entered into a management agreement with Tengizchevroil ("TCO"), a limited partnership of Chevron Overseas Company and Tengizmunaygaz, to provide on-site technical and operating management of the TCO railroad. The railroad runs from Kulsary, Kazakhstan to the TCO plant complex at Tengiz, Kazakhstan, a distance of approximately 104 kilometers or 62 miles. The initial term of the agreement was for two years with year-to-year extensions after the initial term. Currently, the Company is operating under a month-to-month extension of the initial two year agreement and is in the process of renegotiating the contract.

TRACK

   RailTex conducted its freight operations on 4,286 miles of track as of March 1, 1999, including 2,655 miles of owned track, 1,003 miles of leased track and 230 miles of track operated under long-term operating contracts. In addition, the Company operated on 398 miles of track owned by other railroads pursuant to trackage rights agreements.

   Because of the relatively short length of the typical RailTex railroad and the stop-and-start nature of its switching activity, the majority of the Company's freight operations are conducted at speeds of 25 miles per hour or less. Of the track operated by RailTex, 67% was rated FRA Class II or higher and 22% was rated FRA Class I or lower at March 1, 1999. The remaining 11% was located in Mexico or Canada and not subject to FRA inspection and regulation.

                                 TRACK CONDITION

                                                          FRA CLASS
                                         ---------------------------------------------
                                          V     IV     III     II       I     EXCEPTED    OTHER    TOTAL     %
                                         ---    ---    ---    -----    ---    --------    -----    -----    ---
Owned ................................   --     124    463    1,150    353         224      341    2,655     62%
Leased ...............................   --     --     386      301     74         143       99    1,003     24%
Contract .............................   --     --      33       75     78        --         44      230      5%
Trackage Rights(1) ...................   144    143     15       63     33        --       --        398      9%
                                         ---    ---    ---    -----    ---    --------    -----    -----    ---
   Total Miles .......................   144    267    897    1,589    538         367      484    4,286    100%
                                         ===    ===    ===    =====    ===    ========    =====    =====    ===
FRA Track Class as Percentage of Miles     3%     6%    21%      37%    13%          9%      11%     100%   --
Maximum speed in M.P.H ...............    80     60     40       25     10          10      N/A     --      --

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

   Safety-related maintenance needs receive the Company's highest maintenance priority, followed by high density track segments on which the highest volume of traffic is transported. Low-density segments, sidings and lines for which higher transit speeds are not essential to providing timely and effective customer service are maintained at lower FRA class conditions. Track maintenance is performed by each railroad's operating personnel with local track contractors supplementing this effort on an as-needed basis.

EQUIPMENT

   At March 1, 1999, the Company's rolling stock consisted of 258 locomotives and 3,329 freight cars, some of which it owned and some of which were leased from others. All of the leased locomotives and freight cars were provided under short-term operating lease agreements or per diem sharing agreements. The following tables summarize the composition of the Company's equipment fleet at March 1, 1999:

                                 LOCOMOTIVES


    HORSEPOWER/UNIT                                 OWNED      LEASED      TOTAL
    ---------------                                 -----      ------      -----
1500 to 3500 .................................        214          26        240
1499 and under ...............................         18          --         18
                                                    -----      ------      -----
     Total ...................................        232          26        258
                                                    =====      ======      =====

   The average age of the Company's locomotive fleet is 33 years. Of the 232 locomotives owned by RailTex, most have been rebuilt, updated or overhauled. Calculating locomotive age from the date of rebuild, the Company's locomotives have an average age of 27 years. The Company's availability rate with respect to its locomotive fleet was 95% in 1998.

                                 FREIGHT CARS

                                                            PER DIEM
                                                             SHARING
         TYPE                           OWNED    LEASED    ARRANGEMENTS    TOTAL
         ----                           -----    ------    ------------    -----
      Hopper cars ..................       32       673           103        808
      Flat cars ....................      104        74           615        793
      Gondola cars .................       --        75           525        600
      Box cars .....................       24       108           996      1,128
         ----                           -----    ------    ------------    -----
          Total ....................      160       930         2,239      3,329
                                        =====    ======    ============    =====

   The Company has entered into per diem sharing arrangements covering 2,239 freight cars as of March 1, 1999. Under these arrangements, the Company agrees to place the freight cars on its railroads for prospective loading by customers and, in exchange, the Company does not incur rent on these cars when these cars are on one of its railroads. In addition, car owners pay the Company a portion of the rents earned when the freight cars are on railroads other than the Company's.

ITEM 3.  LEGAL PROCEEDINGS

   In October 1998, the Utah Transit Authority asserted a claim for contribution against one of the Company's railroads under the Comprehensive Environmental Response, Compensation and Liability Act relating to certain pollution existing at one of UTA's rail yards over which the Company has an operating easement. The Company believes it is not a potentially responsible party under CERCLA and believes it is contractually indemnified against such claim. The amount of contribution being sought by the UTA is unknown at this time.

   In December 1996, a corporation filed a construction lien against one of the Company's railroads in the amount of approximately $600,000. The alleged basis for the construction lien is the provision by the plaintiff of labor and materials to the Company's railroad in connection with a train derailment in August 1996, which derailment the Company believes was caused primarily by the plaintiff. In March 1997, the Company filed a complaint in Federal Court for approximately $700,000 incurred by the Company in connection with such derailment and the plaintiff's State claim was combined in the Federal litigation. The Company is vigorously pursuing its claim and defending the plaintiff's claim. Trial was originally scheduled for December 1998, but was rescheduled to July 1999. The Company is unable to predict the outcome of the trial; however, the Company believes it is adequately reserved to cover any losses it may incur in connection with this matter. In addition, any loss in excess of the Company's self-insured retention of $500,000 will be covered by its insurance.

   The Company is currently subject to a number of claims and legal actions that arose in the ordinary course of business, including FELA claims by its employees and personal injury claims (including wrongful death claims) by third parties. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company. However, adverse judgments in these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a materially adverse effect on the Company's financial condition and results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   RailTex, Inc.'s ("RailTex" or the "Company") Common Stock is traded on the Nasdaq National Market under the symbol "RTEX". The following table sets forth, for the periods indicated, the high and low sales price per share of the Company's Common Stock as quoted on the Nasdaq National Market.

                                                              PRICE PER SHARE
                                                           ---------------------
                                                            HIGH           LOW
                                                           -------       -------
      1998
         First Quarter .............................       $17 3/4       $14 1/8
         Second Quarter ............................        16 3/4        13 1/8
         Third Quarter .............................        15 1/8        11
         Fourth Quarter ............................        13 3/4         7 1/2

      1997
         First Quarter .............................       $25 1/4       $16
         Second Quarter ............................        19 1/2        13 3/4
         Third Quarter .............................        20 1/4        15
         Fourth Quarter ............................        19 3/8        13 7/8

   Since its inception, the Company has not paid, and it has no current plans to pay, cash dividends on its Common Stock. The Company currently intends to retain all earnings to support the Company's operations and future growth. The payment of any future dividends will be determined by the Board of Directors based upon the Company's earnings, financial condition and cash requirements, restrictions in financing agreements, business conditions and other factors that the Board of Directors may deem relevant. The Company's financing agreements prohibit the payment of dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.

   As of March 1, 1999, the Company had 9,273,963 shares of Common Stock outstanding and there were 385 shareholders of record.

        THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------------------------
                                                                   1998          1997            1996          1995          1994
                                                                 ---------     ---------     ---------     ---------     ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
SUMMARY OF INCOME STATEMENT DATA:
Operating revenues ...........................................   $ 161,020     $ 148,791     $ 121,106     $ 107,841     $  74,528
Operating expenses ...........................................    (133,368)     (125,790)      (99,065)      (90,046)      (61,351)
                                                                 ---------     ---------     ---------     ---------     ---------
Operating income before Special Charge .......................      27,652        23,001        22,041        17,795        13,177
Special Charge (1) ...........................................        --            --            --          (2,140)         --
                                                                 ---------     ---------     ---------     ---------     ---------
Operating income .............................................      27,652        23,001        22,041        15,655        13,177
Interest expense .............................................     (11,236)      (10,527)       (6,893)       (5,696)       (2,965)
Other income, net ............................................       4,215         4,198         1,521         1,715         1,287
                                                                 ---------     ---------     ---------     ---------     ---------
Income before income taxes ...................................      20,631        16,672        16,669        11,674        11,499
Income taxes .................................................      (7,853)       (6,048)       (6,708)       (4,776)       (4,618)
                                                                 ---------     ---------     ---------     ---------     ---------
Net income before cumulative effect of a change in
   accounting principle ......................................      12,778        10,624         9,961         6,898         6,881
Cumulative effect of a change in accounting principle
   (net of income taxes) (2) .................................      (1,703)         --            --            --            --
                                                                 ---------     ---------     ---------     ---------     ---------
Net income ...................................................   $  11,075     $  10,624     $   9,961     $   6,898     $   6,881
                                                                 =========     =========     =========     =========     =========
PER SHARE DATA (3):
Basic earnings per share:
Net income before cumulative effect of a change in
   accounting principle ......................................   $    1.39     $    1.16     $    1.09     $    0.79     $    0.96
Cumulative effect of a change in accounting principle
   (net of income taxes) .....................................       (0.19)         --            --            --            --
                                                                 ---------     ---------     ---------     ---------     ---------
Net income ...................................................   $    1.20     $    1.16     $    1.09     $    0.79     $    0.96
                                                                 =========     =========     =========     =========     =========
Diluted earnings per share:
Net income before cumulative effect of a change in
   accounting principle ......................................   $    1.38     $    1.15     $    1.08     $    0.78     $    0.88
Cumulative effect of a change in accounting principle
   (net of income taxes) .....................................       (0.18)         --            --            --            --
                                                                 ---------     ---------     ---------     ---------     ---------
Net income ...................................................   $    1.20     $    1.15     $    1.08     $    0.78     $    0.88
                                                                 =========     =========     =========     =========     =========
OPERATING DATA:
Total track mileage (4) ......................................       4,002         3,884         3,431         3,390         2,713
Total carloads ...............................................     549,513       488,264       359,669       318,187       253,163
Total employees (4) ..........................................         931           873           720           681           505
Operating revenues per mile (4) ..............................   $  40,235     $  38,309     $  35,298     $  31,812     $  27,471
Operating revenues per carload ...............................   $     293     $     305     $     337     $     339     $     294
Operating revenues per employee ..............................   $ 172,954     $ 170,436     $ 168,203     $ 158,357     $ 147,580
Carloads per mile (4) ........................................         137           126           105            94            93
Carloads per employee (4) ....................................         590           559           500           467           501
Labor ratio (5) ..............................................        31.0%         30.9%         28.9%         30.3%         29.1%
Operating ratio before Special Charge (6) ....................        82.8%         84.5%         81.8%         83.5%         82.3%
Operating ratio after Special Charge (6) .....................        82.8%         84.5%         81.8%         85.5%         82.3%

BALANCE SHEET DATA AS OF PERIOD END:
Total assets .................................................   $ 362,345     $ 319,908     $ 269,470     $ 204,982     $ 139,656
Long-term debt ...............................................     131,550       125,656        98,704        58,911        43,389
Total shareholders' equity ...................................     144,148       133,258       122,703       112,602        72,382

(1) A result of the disposition of a railroad.

(2) This item resulted from the Company's adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" for the year ended December 31, 1998.

(3) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective December 15, 1997 and, as a result, previously reported earnings per share for 1996, 1995 and 1994 were restated.

(4) Total track mileage and total employees are calculated based on weighted monthly averages over the respective periods.

(5) Labor ratio equals labor expenses divided by operating revenues. See Management's Discussion and Analysis of Financial Condition and Results of Operations--General.

(6) Operating ratio equals operating expenses divided by operating revenues. See Management's Discussion and Analysis of Financial Condition and Results of Operations--General.

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

GENERAL

   The Company's growth to date has resulted primarily from implementation of its expansion strategy. The number of miles of track operated by RailTex has grown to almost 4,300 at March 1, 1999.

   The Company has added railroad properties to its portfolio primarily through purchase of track and roadbed, lease of such assets, contracts to operate such assets under management agreements and purchase of railroad company common stock, depending upon the economic and strategic considerations of the divesting carriers. These arrangements typically relate only to the physical assets of the railroad property; the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers. After acquiring the right to operate a railroad property, the Company must arrange for the purchase or lease of operating equipment and hire the workforce necessary to operate the railroad. Accordingly, for any railroad property, the historical results of operations of the railroad property as previously operated are not necessarily indicative of the results of operations for the property following commencement of operations by the Company.

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

   "Comparable Railroad Properties" for each period are railroad properties which the Company operated throughout both the full current year and the full prior year, including any additions to those properties made during the year. "New Railroad Properties" for each period are railroad properties which the Company began operating after the start of the prior year.

   For the year ended December 31, 1998 compared to the year ended December 31, 1997, New Railroad Properties include the Central Railroad of Indianapolis ("CERA") and the Central Railroad of Indiana ("CIND"). For the year ended December 31, 1997 compared to the year ended December 31, 1996, New Railroad Properties include the Indiana & Ohio Rail Corp. ("INOH"), the Connecticut Southern Railroad ("CSOR"), the Ontario L'Orignal Railway, Inc. ("OLOR"), the Pittsburgh Industrial Railroad, Inc. ("PIRR") and the Detroit, Toledo and Ironton ("DTI").

RECENT DEVELOPMENTS

   In February 1999, Ronald A. Rittenmeyer was elected Chairman of the Company's Board of Directors. Mr. Rittenmeyer joined the Company in August 1998 as President and Chief Executive Officer and replaces Bruce M. Flohr, who has assumed the new title of Founder and Chairman Emeritus.

   In January 1999, a wholly-owned subsidiary of the Company, the Dallas, Garland and Northeastern Railroad ("DGNO") commenced operations on 89 miles of rail line north of Dallas, Texas ("North Dallas Lines") under a lease arrangement with Union Pacific Railroad. The North Dallas Lines connect to and will be operated as a part of the DGNO.

   The Company, through its wholly-owned subsidiary, RailTex International Holdings ("RIHI"), currently owns equity interests in the Ferrovia Centro Atlantica, S.A. ("FCA") and the Ferrovia Sul Atlantico, S.A. ("FSA"), which operate railroads in Brazil. The continuing economic uncertainty existing in Brazil has impacted the ability of FCA and FSA to finance short-term capital needs. As a result, during 1998 the Board of Directors of FSA implemented a call for additional capital contributions from existing shareholders. The Company did not participate in the capital call and, as a result, its equity percentage in FSA was diluted. The respective Boards of Directors of FCA and FSA may implement additional capital contribution calls from existing shareholders in the future. The Company may or may not choose to participate in such capital calls. In the event that the Company does not participate, its equity percentage could be further diluted.

   In January 1999, the Brazilian government began to allow the Brazilian currency (Real) to trade freely against the U.S. dollar. As of March 1, 1999, the Real had devalued approximately 43% versus the U.S. dollar. As a result of the devaluation, the Company may establish a non-cash reserve against the value of its Brazilian investments at the end of the first quarter of 1999. The Company will determine the amount of the reserve based upon a review of the Brazilian railroad operations for the first quarter of 1999 and of the devaluation of the Real at March 31, 1999. This reserve could adversely affect the Company's financial position and the results of its operations.

   In November 1998, RIHI signed an agreement to sell a 49.5% interest in its Brazilian railroad investments to Global Environment Fund ("GEF"), a Washington, D.C. based investment fund, for $11.0 million. RIHI will retain the remaining 50.5% interest; however, under the related agreement RIHI can be required to repurchase GEF's shares after five years at a price equal to the lower of 95% of the appraised fair market value or certain collar amounts provided for in the related agreement. The transaction closed on December 31, 1998.

   In November 1998, a wholly-owned subsidiary of the Company, Goderich-Exeter Railway ("GEXR") commenced operations on the Guelph Line under a lease arrangement with Canadian National Railways ("CN"). The Guelph Line is a 99 mile rail line that operates between Silver and London, Ontario and connects with the GEXR at Stratford, Ontario.

   In September 1998, the Company acquired approximately 10 miles of track in two separate five mile sections from the Burlington Northern and Santa Fe Railway ("BNSF") for approximately $810,000. One section is in Carthage, Missouri and the other is in Joplin, Missouri. Both sections are being operated as part of the Company's Missouri & Northern Arkansas Railroad.

   In June 1998, the Company acquired 100% of the outstanding stock of Central Properties, Inc. ("CPI") for approximately $14.3 million. CPI was a privately held company which owned 100% of the stock of two railroads in Ohio and Indiana. The Central Railroad of Indianapolis operates almost 92 miles of rail line in north central Indiana under lease and trackage rights arrangements. The Central Railroad of Indiana owns and operates 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The Company began actively operating the two railroads in August 1998.

   In October 1997, Entergy Services, Inc. ("Entergy") filed a lawsuit in the United States District Court of the Middle District of Louisiana against Union Pacific Railroad Company ("UP") for breach of contract as the result of service issues. On January 28, 1999, the court decided in favor of Entergy and is in the process of determining the materiality of the breach of contract. Should the court decide that the breach of contract was material, Entergy may no longer be obligated under its contract with UP. One of the Company's railroads recognizes revenue as a result of Entergy's contract with UP and a decision in Entergy's favor could have an adverse effect on the Company.

   Approximately 30% of the Company's carloads interchange with the UP. As a result, the Company has been impacted by the congestion the UP is experiencing primarily through car supply issues and increased operating expenses due to overtime associated with running trains on unscheduled days and delays caused by waiting for access to UP yards. Additionally, revenues have been lost to other modes of transportation as customers avoid the service problems caused by the UP congestion. To the extent that the UP problems continue or worsen, the Company's results of operations could be adversely impacted.

   As a result of the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from the New England Central Railroad, Inc. ("NECR") and the Indiana Southern Railroad, Inc. ("ISRR"), wholly owned subsidiaries of RailTex. In addition, the INOH, a wholly owned subsidiary of RailTex, believes the division of rail lines between CSX and NS will cause operating inefficiencies for INOH. The Company believes the effect on revenues and operating efficiencies will be immaterial.

   In order to improve its overall profitability and financial returns, the Company is continually analyzing its portfolio of railroad properties with the objective of identifying those properties which do not meet the Company's overall financial objectives and which do not offer significant revenue or operating expansion opportunities. As a result, the Company is divesting its Northeast Kansas and Missouri Railroad ("NEKM") for approximately $3.2 million to UP. The completion of this transaction is dependent upon Surface Transportation Board ("STB") approval and no material gain or loss is expected. As part of its stated strategy to capitalize on opportunities more strategic to the Company and to minimize management time and resources spent on smaller properties, the Company may divest additional railroads in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   The Company's net income increased by $451,000, or 4.2%, to $11.1 million in 1998 from $10.6 million in the prior year. Basic earnings per share increased by 3.4% to $1.20 from $1.16 in the prior year and diluted earnings per share increased by 4.3% to $1.20 from $1.15 in the prior year.

   OPERATING REVENUES. Operating revenues in 1998 increased by $12.2 million, or 8.2%, to $161.0 million from $148.8 million in the prior year. Operating revenues attributable to New Railroad Properties accounted for 23.1% of this increase. Operating revenues for Comparable Railroad Properties increased $9.1 million, or 6.1%. Carloads transported increased by 61,249 carloads, or 12.5%, to 549,513 carloads from 488,264 carloads in the prior year. Carloads attributable to New Railroad Properties accounted for 13.7% of this increase, while carloads attributable to Comparable Railroad Properties increased by 52,850, or 10.8%, from the prior year.

   Freight operating revenues in 1998 increased by $10.4 million, or 8.1%, to $138.4 million from $128.0 million in the prior year. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the years ended December 31, 1998 and 1997.

                                                             FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP

                                                  FREIGHT REVENUES                          CARLOADS
                                     --------------------------------------    ------------------------------------
                                            1998                1997                1998                1997         AVERAGE FREIGHT
                                     -----------------    -----------------    ----------------    ----------------   REVENUES PER
                                                               (DOLLARS IN THOUSANDS)                                  CARLOAD (1)
                                                 % OF                 % OF                % OF                % OF   ---------------
COMMODITY GROUP                      DOLLARS     TOTAL    DOLLARS     TOTAL    NUMBER     TOTAL    NUMBER     TOTAL   1998     1997
---------------                      --------    -----    --------    -----    -------    -----    -------    -----  ------   ------
Lumber and forest products .......   $ 26,699     19.3%   $ 24,155     18.9%    66,684     12.1%    63,903     13.1% $  400   $  378
Coal .............................     18,540     13.4      18,937     14.8    101,809     18.5     99,322     20.3     182      191
Chemicals ........................     17,017     12.3      15,120     11.8     52,018      9.5     47,066      9.6     327      321
Scrap paper and paper products ...     11,551      8.3      12,113      9.5     35,374      6.4     33,996      7.0     327      356
Farm products ....................     11,344      8.2      10,269      8.0     47,417      8.6     40,276      8.2     239      255
Scrap metal and metal products ...     11,193      8.1      10,107      7.9     41,404      7.5     37,354      7.7     270      271
Railroad equipment ...............      8,071      5.8       3,900      3.0     63,404     11.5     24,901      5.1     127      157
Food products ....................      6,914      5.0       6,461      5.0     26,057      4.7     24,625      5.0     265      262
Non-metallic ores ................      6,707      4.8       6,346      5.0     37,390      6.8     35,511      7.3     179      179
Minerals and stone ...............      6,001      4.3       5,228      4.1     17,244      3.1     15,457      3.2     348      338
Autos and auto parts .............      5,446      3.9       5,385      4.2     29,947      5.4     31,003      6.3     182      174
Petroleum products ...............      4,204      3.0       5,375      4.2     12,421      2.3     14,162      2.9     338      380
Other ............................      4,714      3.6       4,618      3.6     18,344      3.6     20,688      4.3     257      223
                                     --------    -----    --------    -----    -------    -----    -------    -----
                                     $138,401    100.0%   $128,014    100.0%   549,513    100.0%   488,264    100.0% $  252   $  262
                                     ========    =====    ========    =====    =======    =====    =======    =====

(1) Calculated as freight revenues divided by carloads.

   Approximately $2.5 million, or 24.3%, of the $10.4 million increase in freight operating revenues in 1998 is attributable to New Railroad Properties. These properties added approximately 8,399 carloads consisting primarily of farm products (3,805), chemicals (1,517) and non-metallic ores #14 and salt (931). Freight revenues for Comparable Railroad Properties in 1998 increased by $7.9 million, or 6.1%, while carloadings for Comparable Railroad Properties increased 52,850, or 10.8%, consisting primarily of railroad equipment (38,454), chemicals (3,435), scrap metal and metal products (3,387) and farm products (3,336). Average freight revenues per carload decreased by $10, primarily due to the transportation of empty coal freight cars for the UP at a lower average revenue per carload.

   Non-freight operating revenues in 1998 increased by $1.8 million, or 8.9%, to $22.6 million from $20.8 million in the prior year. Non-freight operating revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These revenues contributed 14.0% of operating revenues in both 1998 and 1997. New Railroad Properties contributed approximately 16.4% of the increase. Non-freight revenues for Comparable Railroad Properties increased approximately $1.3 million, or 6.1%, primarily as a result of increased car repair, switching and demurrage. This increase also reflects a one time transaction fee related to the Company's Brazilian railroad investments and a special project for AT&T.

   OPERATING EXPENSES. Operating expenses in 1998 increased by $7.6 million, or 6.0%, to $133.4 million from $125.8 million in the prior year. New Railroad Properties represent 27.3% of the increase in expenses. Operating expenses for Comparable Railroad Properties increased by $6.2 million, or 5.3%, and corporate operating expenses decreased by approximately $118,000, or 0.6%. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the year to 82.8% compared to 84.5% in the prior year, primarily as a result of increased revenues and lower fuel prices. The Company's operating ratio for Comparable Railroad Properties declined to 77.1%, compared to 77.6% in the prior year.

   The following table sets forth a comparison of the Company's operating expenses during 1998 and 1997, in dollars and as a percentage of operating revenues.

                          OPERATING EXPENSES COMPARISON
                             (DOLLARS IN THOUSANDS)

                                                  1998               1997
                                             ---------------    ---------------
Labor and benefits .......................   $ 49,945   31.0%   $ 45,973   30.9%
Equipment rents ..........................     17,405   10.8      16,192   10.9
Depreciation and amortization ............     14,258    8.9      12,940    8.7
Purchased services .......................     10,624    6.6       9,288    6.2
Diesel fuel ..............................      9,739    6.0      11,334    7.6
Casualties and insurance .................      6,577    4.1       6,323    4.2
Materials ................................      6,235    3.9       5,713    3.8
Joint facilities .........................      5,079    3.2       4,912    3.3
Other ....................................     13,506    8.4      13,115    8.8
                                             --------   ----    --------   ----
     Total ...............................   $133,368   82.8%   $125,790   84.5%
                                             ========   ====    ========   ====

   Labor and benefits in 1998 increased by $4.0 million, or 8.6%, to $49.9 million from $46.0 million in the prior year. Labor and benefits attributable to New Railroad Properties accounted for 14.1% of the overall increase. Labor and benefits for Comparable Railroad Properties increased by $3.4 million, or 8.9%, reflecting an increase in employees and overtime related to higher traffic volumes. The remainder of the increase reflects increased profit sharing incentives to employees as a result of increased profitability.

   Equipment rents in 1998 increased by $1.2 million, or 7.5%, to $17.4 million from $16.2 million in the prior year. Equipment rents attributable to New Railroad Properties accounted for 19.4% of this increase. Equipment rents for Comparable Railroad Properties increased by $1.3 million, or 5.1%, due primarily to additional locomotive leases as a result of increased traffic volumes.

   Depreciation and amortization in 1998 increased by $1.3 million, or 10.2%, to $14.3 million from $12.9 million in the prior year. New Railroad Properties accounted for 20.9% of this increase. The remainder is due to depreciation related to expansion of the vehicle fleet, rehabilitation of locomotives and capital projects.

   Purchased services in 1998 increased by $1.3 million, or 14.4%, to $10.6 million from $9.3 million in the prior year. Purchased services attributable to New Railroad Properties accounted for 9.7% of this increase. Purchased services for Comparable Railroad Properties increased by $1.2 million, or 16.1%, primarily as a result of increased contract labor at several of the Company's properties.

   Diesel fuel expense in 1998 decreased by $1.6 million, or 14.1%, to $9.7 million from $11.3 million in the prior year. Diesel fuel expense for Comparable Railroad Properties decreased by $2.2 million, or 19.3%, primarily due to lower fuel prices during 1998.

   Casualties and insurance expense in 1998 increased by approximately $254,000, or 4.0%, to $6.6 million from $6.3 million in the prior year. Casualties and insurance expense for Comparable Railroad Properties increased by $1.4 million, or 28.1%, due to recording expenses for several large derailments in 1998.

   Materials expense in 1998 increased by approximately $522,000, or 9.1%, to $6.2 million from $5.7 million in the prior year. Materials costs associated with New Railroad Properties accounted for 5.4% of the increase. Materials expense for Comparable Railroad Properties increased by approximately $468,000, or 9.2%, primarily as a result of increased locomotive repairs and increased car repair activity.

   Joint facilities expense in 1998 increased by approximately $167,000, or 3.4%, to $5.1 million from $4.9 million in the prior year. Joint facilities expense for Comparable Railroad Properties increased by approximately $160,000, or 3.3%, due primarily to an increase in switching charges and haulage fees.

   Other expenses in 1998 increased by approximately $390,000, or 3.0%, to $13.5 million from $13.1 million in the prior year. Other expenses for New Railroad Properties totaled approximately $694,000 and were offset by a decrease in Corporate other expenses of $830,000, or 22.5%. Other expenses for Comparable Railroad Properties increased by approximately $582,000, or 6.2%, primarily due to the write-down of certain operating assets.

   INTEREST EXPENSE. Interest expense in 1998 increased by approximately $709,000, or 6.7%, to $11.2 million from $10.5 million in the prior year due to acquisition related borrowings totaling $21.2 million, primarily for the purchase of the CPI and the completion of a track rehabilitation project at the Company's DTI property.

   OTHER INCOME, NET. Other income, net in 1998 increased by approximately $17,000. Other income, net in 1998 consisted primarily of a gain from the sale of 49.5% of the Company's two investments in Brazil and gains related to the sale of certain railroad real estate. Other income, net in the prior year consisted primarily of a $4.5 million gain due to the completion of the sale of certain railroad real estate which was offset by a $2.1 million charge against the Company's two investments in Brazil.

   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES. This line item resulted from the Company's adoption of Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5").
See further discussion in Accounting Matters below.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   The Company's net income increased by $663,000, or 6.7%, to $10.6 million in 1997 from $10.0 million in the prior year. Basic earnings per share increased by 6.4% to $1.16 from $1.09 in the prior year and diluted earnings per share increased by 6.5% to $1.15 from $1.08 in the prior year.

   OPERATING REVENUES. Operating revenues in 1997 increased by $27.7 million, or 22.9%, to $148.8 million from $121.1 million in the prior year. Operating revenues attributable to New Railroad Properties accounted for 79.4% of this increase. Operating revenues for Comparable Railroad Properties increased $7.0 million, or 6.1%. Corporate operating revenues decreased by $904,000, or 106.0%. Carloads transported increased by 128,595 carloads, or 35.8%, to 488,264 carloads from 359,669 carloads in the prior year. Carloads attributable to New Railroad Properties accounted for 85.6% of this increase, while carloads attributable to Comparable Railroad Properties increased by 19,642, or 5.7%, from the prior year.

   Freight operating revenues in 1997 increased by $25.0 million, or 24.3%, to $128.0 million from $103.0 million in the prior year. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the years ended December 31, 1997 and 1996.

           FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP

                                                  FREIGHT REVENUES                          CARLOADS
                                     --------------------------------------    ------------------------------------
                                            1997                1996                1997                1996         AVERAGE FREIGHT
                                     -----------------    -----------------    ----------------    ----------------   REVENUES PER
                                                               (DOLLARS IN THOUSANDS)                                  CARLOAD (1)
                                                 % OF                 % OF                % OF                % OF   ---------------
COMMODITY GROUP                      DOLLARS     TOTAL    DOLLARS     TOTAL    NUMBER     TOTAL    NUMBER     TOTAL   1997     1996
---------------                      --------    -----    --------    -----    -------    -----    -------    -----    -----   -----
Lumber and forest products .......   $ 24,155     18.9%   $ 21,811     21.2%    63,903     13.1%    57,456     16.0%   $ 378   $ 380
Coal .............................     18,937     14.8      16,240     15.8     99,322     20.3     84,957     23.6      191     191
Chemicals ........................     15,120     11.8      11,484     11.1     47,066      9.6     33,221      9.2      321     346
Scrap paper and paper products ...     12,113      9.5       9,758      9.5     33,996      7.0     24,075      6.7      356     405
Farm products ....................     10,269      8.0       8,986      8.7     40,276      8.2     34,767      9.7      255     258
Scrap metal and metal products ...     10,107      7.9       7,419      7.2     37,354      7.7     23,231      6.5      271     319
Food products ....................      6,461      5.0       5,944      5.8     24,625      5.0     22,049      6.1      262     270
Non-metallic ores ................      6,346      5.0       6,898      6.7     35,511      7.3     36,365     10.1      179     190
Autos and auto parts .............      5,385      4.2         478      0.5     31,003      6.3        738      0.2      174     647
Petroleum products ...............      5,375      4.2       4,767      4.6     14,162      2.9     11,623      3.2      380     410
Minerals and stone ...............      5,228      4.1       5,008      4.9     15,457      3.2     14,306      4.0      338     350
Railroad equipment ...............      3,900      3.0       1,374      1.3     24,901      5.1      7,284      2.0      157     189
Other ............................      4,618      3.6       2,850      2.7     20,688      4.3      9,597      2.7      223     297
                                     --------    -----    --------    -----    -------    -----    -------    -----
                                     $128,014    100.0%   $103,017    100.0%   488,264    100.0%   359,669    100.0%   $ 262   $ 286
                                     ========    =====    ========    =====    =======    =====    =======    =====

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

   Non-freight operating revenues in 1997 increased by $2.7 million, or 14.9%, to $20.8 million from $18.1 million in the prior year. Non-freight operating revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These revenues contributed 14.0% and 14.9% of operating revenues in 1997 and 1996, respectively. New Railroad Properties contributed approximately 75.2% of the increase. Non-freight revenues for Comparable Railroad Properties increased approximately $1.6 million, or 10.0%, primarily as a result of increased car repair, switching, car hire and other income which were partially offset by a decrease in demurrage. In the prior year approximately $904,000 of other income was recorded, primarily a result of a one time transaction fee income in connection with the Company's investments in Brazil and higher logistics contract income.

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

                         OPERATING EXPENSES COMPARISON
                            (DOLLARS IN THOUSANDS)

                                                    1997              1996
                                              ---------------    --------------
Labor and benefits ........................   $ 45,973   30.9%   $35,025   28.9%
Equipment rents ...........................     16,192   10.9     13,845   11.5
Depreciation and amortization .............     12,940    8.7     10,147    8.4
Diesel fuel ...............................     11,334    7.6      9,307    7.7
Purchased services ........................      9,288    6.2      8,129    6.7
Casualties and insurance ..................      6,323    4.2      5,867    4.8
Materials .................................      5,713    3.8      4,387    3.6
Joint facilities ..........................      4,912    3.3      2,430    2.0
Other .....................................     13,115    8.8      9,928    8.2
                                              --------   ----    -------   ----
     Total ................................   $125,790   84.5%   $99,065   81.8%
                                              ========   ====    =======   ====

   Labor and benefits in 1997 increased by $10.9 million, or 31.3%, to $46.0 million from $35.0 million in the prior year. Labor and benefits attributable to New Railroad Properties accounted for 63.5% of the overall increase. Labor and benefits for Comparable Railroad Properties increased by $2.7 million, or 9.8%, reflecting increased profit sharing incentives to employees of Comparable Railroad Properties as a result of increased profitability of those railroads, increased overtime related to increased traffic volumes on certain railroads and the maintenance of track and signal by employees rather than contract forces on certain railroads. The remainder of the increase is due to an increase in employment at the Company's corporate headquarters.

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

   Diesel fuel expense in 1997 increased by $2.0 million, or 21.8%, to $11.3 million from $9.3 million in the prior year. New Railroad Properties accounted for 94.6% of this increase. Diesel fuel expense for Comparable Railroad Properties remained relatively flat, due to a combination of increased consumption related to increased carloadings and lower fuel prices during 1997. The Company took several steps to reduce its exposure to fuel price fluctuations, including entering into a fuel hedging collar for approximately 36.0% of the Company's estimated annual fuel consumption.

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

   Casualties and insurance expense in 1997 increased by approximately $456,000, or 7.8%, to $6.3 million from $5.9 million in 1996. New Railroad Properties increased by approximately $665,000, while casualties and insurance expense for Comparable Railroad Properties decreased by $1.4 million, or 26.5%, due to fewer incidents and derailments in 1997. Casualties and insurance expense increased by $1.2 million in corporate self-insured retention and litigation liability reserves.

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

   Other expenses in 1997 increased by $3.2 million, or 32.1%, to $13.1 million from $9.9 million in the prior year. Other expenses for New Railroad Properties accounted for 73.5% of this increase. Other expenses for Comparable Railroad Properties increased by approximately $367,000, or 5.6%, primarily due to an increase in property taxes and travel. Corporate other expenses increased by approximately $826,000, or 28.6%, primarily due to an increase in corporate travel and communications.

   INTEREST EXPENSE. Interest expense in 1997 increased by $3.6 million, or 52.7%, to $10.5 million from $6.9 million in the prior year due to borrowings totaling $42.0 million to fund the acquisition of New Railroad Properties and an additional $21.2 million to fund the Company's equity investments in Brazil.

   OTHER INCOME, NET. Other income in 1997 increased by $2.7 million, or 176.0%, to $4.2 million from $1.5 million in the prior year primarily due to the completion of the sale of certain railroad real estate which resulted in a gain of $4.5 million which was offset by a $2.1 million charge against the Company's two investments in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

   During 1998, the Company generated cash flows from operations totaling $28.4 million which was primarily used to fund capital expenditures in 1998 as follows (in thousands):

               Track ......................................              $16,048
               Locomotives ................................                5,681
               DTI track rehabilitation ...................                5,371
               Technology .................................                1,903
               Other ......................................                1,317
                                                                         -------
                                                                         $30,320
                                                                         =======

   In November 1998, RIHI signed an agreement to sell a 49.5% interest in its Brazilian railroad investments to GEF for approximately $11.0 million. The transaction closed on December 31, 1998. Proceeds from the transaction were used to reduce amounts outstanding on the Company's senior credit facilities.

   In September 1998, the Company amended the terms of its credit agreements to increase its $10.0 million U.S. working capital facility to $15.0 million ("U.S. Working Capital Facility") and decrease its $75.0 million U.S. acquisition facility to $70.0 million ("U.S. Acquisition Facility").

   In September 1998, the Company acquired approximately 10 miles of track from the BNSF for approximately $810,000. This acquisition was funded by borrowings under the U.S. Acquisition Facility.

   In June 1998, the Company acquired 100% of the outstanding stock of CPI. The purchase price was $14.3 million, including a $14.0 million cash payment and the assumption of approximately $266,000 of long-term debt. This acquisition was funded by borrowings under the U.S. Acquisition Facility.

   At December 31, 1998, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling $131.6 million, which constituted 47.7% of its total capitalization. Comparable figures at December 31, 1997 were $125.7 million and 48.5%, respectively.

   At December 31, 1998, availability under the U.S. Working Capital Facility, the U.S. Acquisition Facility, the CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility") and the CDN $25.0 million Canadian acquisition agreement was, in U.S. dollars, $12.7 million, $51.4 million, $1.3 million and $16.3 million, respectively. The unused portion of all of the Company's senior bank credit facilities is subject to a 0.25% commitment fee.

   The Company currently anticipates that its maintenance capital expenditure requirements in 1999 for track, locomotives and equipment on properties it currently operates will be approximately $20.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be approximately $2.0 million in 1999.

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

   Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire capital stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At December 31, 1998, the Company was in compliance with all covenants.

   The Company believes its cash flow from operations, together with available amounts under the U.S. Working Capital Facility and Canadian Working Capital Facility, will allow it to meet its liquidity and capital expenditure requirements for railroads it currently operates through the expiration of these facilities in April 1999. The Company further believes that these facilities will be renewed and extended upon expiration.

MARKET RISK

   The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and diesel fuel prices. At December 31, 1998, the Company did not hold and had not issued financial instruments for trading purposes.

FOREIGN CURRENCY

   The Company's foreign currency risk arises from owning and operating railroads in Canada and from its Brazilian railroad investments. At December 31, 1998, the Company had not entered into any transactions to manage this risk.

   The financial position and results of operations of the Company's Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of shareholders' equity, and are not included in income until realized through the sale or liquidation of the investment. At December 31, 1998 the Company's cumulative translation adjustment totaled approximately $922,000, or less than 1% of total shareholders' equity. As such, the Company does not believe its foreign currency risk arising from its Canadian operations is material to its financial position.

   The Company's Brazilian railroad investments are accounted for using the cost method of accounting and are valued at the lower of cost or market. At December 31, 1998, the Company owned approximately 5.0% and 2.1% of the outstanding stock of FCA and FSA, respectively, for a total net investment approximating $9.0 million. The Company believes its Brazilian railroad investments were appropriately valued at that time. However, on January 13, 1999, the Brazilian government began to allow the Brazilian currency (Real) to trade freely against the U.S. dollar. As of March 1, 1999, the Real had devalued approximately 43% versus the U.S. dollar. As a result of the devaluation, the Company may establish a non-cash reserve against the value of its Brazilian investments at the end of the first quarter of 1999. The Company will determine the amount of the reserve based upon a review of the Brazilian railroad operations for the first quarter of 1999 and of the devaluation of the Real at March 31, 1999. This reserve could adversely affect the Company's financial position and the results of its operations.

INTEREST RATES

   The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows. At December 31, 1998, the Company had not entered into any transactions to manage this risk.

   At December 31, 1998, the Company's variable rate debt totaled approximately $22.5 million, or 17% of the Company's total debt obligation. Assuming a 100 basis point increase in interest rates from the interest rates in effect at December 31, 1998, the Company would incur approximately $225,000 in additional interest expense, or 1.1% of its 1998 pre-tax net income before cumulative effect of a change in accounting principle. As such, the Company does not believe its interest rate risk arising from its variable rate debt obligations is material to its results of operations.

DIESEL FUEL PRICES

   The Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. At December 31, 1998, the Company had entered into two commodity collar transactions to hedge market risks of diesel fuel prices. The first collar was effective April 1, 1998 and terminates March 31, 1999 and represents notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4375 per gallon. This transaction hedges approximately 18% of the Company's estimated monthly diesel fuel consumption. The second collar is effective July 1, 1998 and terminates June 30, 1999 and represents notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4490 per gallon. This transaction hedges approximately 18% of the Company's estimated monthly diesel fuel consumption. The unrealized loss on these transactions totaled approximately $249,000 at December 31, 1998.

   In February 1999, the Company entered into two additional contracts to hedge its market risk from diesel fuel prices. The first consists of three monthly swap agreements which fix the price of 725,000 gallons of diesel fuel in April, May and June 1999 at $0.3215, $0.3280 and $0.3375 per gallon, respectively. The second is a cap which fixes the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.4500 per gallon. The cost of the cap was approximately $209,000, which will be amortized over the period covered by the cap. These transactions hedge approximately 57% of the Company's estimated monthly diesel fuel consumption.

   By entering into these transactions, the Company believes it has reduced its exposure to increases in diesel fuel prices to a level that would not materially affect its results of operations.

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

ACCOUNTING MATTERS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this statement. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

   In April 1998, the Accounting Standards Executive Committee issued SOP 98-5. SOP 98-5 requires costs associated with start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company adopted SOP 98-5 for the year ended December 31, 1998. This adoption resulted in the recognition of a non-recurring charge of approximately $1,703,000 (net of income taxes) entitled, "Cumulative effect of a change in accounting principle (net of income taxes)" in the accompanying consolidated financial statements. Prior to the adoption of SOP 98-5, the Company capitalized the costs associated with start-up activities, including the acquisition of new railroad properties, and amortized those costs over five years. Prospectively, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties in the period of acquisition.

   In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". The Company does not provide post-retirement or post-employment benefits to its employees.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998.

   In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No 125" ("SFAS 127"). SFAS 127 moved the effective date of the provisions under SFAS 125 to some, but not all, transfers and servicing of assets occurring after December 31, 1997. The Company's adoption of this statement did not have an impact on its financial condition or results of operations.

YEAR 2000 COMPLIANCE

   The Company has completed its assessment of its Year 2000 compliance. This assessment included a review of all of the Company's information technology systems. The Company currently believes that its largest information technology applications are Year 2000 compliant. However, the Company will continue to conduct testing on certain of those systems through July 1999. The Company has determined that certain components of its information technology infrastructure are not Year 2000 compliant. These components include servers, components of its wide area network and certain personal computer software packages. The Company plans to upgrade all of these non-compliant components to make them Year 2000 compliant by November 1999. The total estimated external cost associated with these upgrades are approximately $300,000, of which approximately $175,000 has already been incurred. Internal costs associated with these upgrades primarily consist of payroll and related costs for Company employees and the portion of the EDS information technology outsourcing fees allocated to Year 2000 remediation. Such costs total approximately $650,000, the majority of which has not yet been incurred.

   The Company has also evaluated its non-information technology systems that use micro controllers, such as locomotives, railroad crossing signals, telephone systems, dispatching systems and other railroad equipment, that may be subject to Year 2000 risk. The Company believes that its locomotives, railroad crossing signals and the majority of its telephone systems, dispatching systems and other railroad equipment are Year 2000 compliant. However, the Company has determined that certain telephone systems, dispatching systems and other railroad equipment are not Year 2000 compliant. The Company plans to replace the non-compliant telephone systems, dispatching systems and other railroad equipment by July 1999 at a total estimated external cost of $275,000, none of which has yet been incurred. Internal costs associated with these upgrades are not expected to be significant.

  All affected systems of the Company are scheduled to be Year 2000 compliant, tested and verified by November 30, 1999; however, the Company cannot guarantee that none of its systems will malfunction. As a precaution against railroad crossing signals that may malfunction as a result of the Year 2000 problem, the first train through all railroad crossings on RailTex tracks after 12/31/99 will operate under a "Stop and Flag" order. This order requires the train to stop at each railroad crossing, determine if the railroad crossing signal is working and in the event that it is not working, have a person control traffic through the crossing with the use of flags. Any malfunctioning railroad crossing signals that are discovered as a result of this process will be replaced by the Company.

   As an additional part of its assessment, the Company has been investigating the Year 2000 compliance status of its vendors and customers. The Company has completed its assessment of the status of its product vendors and the results of that compliance are included in the above disclosures. The Company has not been able to determine the compliance status of the majority of its service vendors due to unresponsiveness from the vendors. Should any of its significant vendors fail to become Year 2000 compliant, the Company plans to switch to vendors that are Year 2000 compliant. The Company has determined that approximately 50% of its customers are or expect to become Year 2000 compliant. The Company has been unable to determine the status of the remaining 50% of its customers, again due to unresponsiveness. However, the Company is continuing to contact the unresponsive service vendors and customers in order to determine their Year 2000 compliance status. If any of the Company's significant vendors or customers fail to successfully and timely achieve Year 2000 compliance, the Company's business or operations may be adversely affected.

   The Company is a member of the American Association of Railroad's Rail Industry Year 2000 Coordination Task Force, which was formed to share Year 2000 issues related to the railroad industry, to help test for Year 2000 compliance and to help implement Year 2000 compliance changes. The Company, and the railroad industry as a whole, are susceptible to increased risks, including significant business interruption, should any of the Class I railroads fail to timely achieve Year 2000 compliance.

   The above disclosure concerning the Company's Year 2000 compliance, and that of its vendors and customers, contains "forward-looking" statements that are based upon the beliefs of the Company's management and are subject to all of the qualifications set forth at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                                PAGE
                                                                                                                                ----
RAILTEX, INC. AND SUBSIDIARIES:
   Report of Independent Public Accountants..................................................................................    40
   Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996....................................    41
   Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................................    42
   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997
       and 1996..............................................................................................................    43
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996................................    44
   Notes to Consolidated Financial Statements................................................................................    45

                            QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                              FIRST          SECOND           THIRD           FOURTH
                                                                             QUARTER         QUARTER         QUARTER         QUARTER
                                                                             -------         -------         -------         -------
   1998: (1)
   Operating revenues ..............................................         $38,412         $39,135         $40,027         $43,446
   Operating income ................................................           6,757           6,498           6,957           7,440
   Net income before cumulative effect of a change in
        accounting principle .......................................           2,636           2,629           3,033           4,480
   Net income ......................................................             933           2,629           3,033           4,480
   Net income before cumulative effect of a change in
        accounting principle per basic share .......................            0.29            0.29            0.33            0.49
   Net income before cumulative effect of a change in
        accounting principle per diluted share .....................            0.29            0.28            0.33            0.48

   1997:
   Operating revenues ..............................................         $34,175         $37,365         $37,970         $39,281
   Operating income ................................................           5,052           6,225           6,348           5,376
   Net income ......................................................           1,575           2,418           2,830           3,801
   Basic earnings per share ........................................            0.17            0.27            0.31            0.41
   Diluted earnings per share ......................................            0.17            0.26            0.31            0.41

   (1) Some components of the quarterly financial data disclosed for 1998 do not agree with amounts previously reported in the Company's Quarterly Report on Form 10-Q due to the Company's adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". This adoption resulted in the recognition of a non-recurring charge of approximately $1,703,000 (net of income taxes) for the first quarter of 1998 and reductions in depreciation and amortization expense totaling approximately $249,000, $264,000 and $169,000 from the previously reported first, second and third quarter amounts, respectively. See further discussion in Note 1 of Notes to Consolidated Financial Statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To RailTex, Inc.:

   We have audited the accompanying consolidated balance sheets of RailTex, Inc. (a Texas corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RailTex, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          ARTHUR ANDERSEN LLP

San Antonio, Texas
January 27, 1999

                         RAILTEX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                              -----------------------------------------------------
                                                                                 1998                 1997                   1996
                                                                              ---------             ---------             ---------
OPERATING REVENUES ...............................................            $ 161,020             $ 148,791             $ 121,106

OPERATING EXPENSES:
   Transportation ................................................               56,852                54,361                39,006
   General and administrative ....................................               26,675                26,367                20,948
   Equipment .....................................................               18,937                17,954                15,718
   Maintenance of way ............................................               16,646                14,168                13,246
   Depreciation and amortization .................................               14,258                12,940                10,147
                                                                              ---------             ---------             ---------
      Total operating expenses ...................................              133,368               125,790                99,065
                                                                              ---------             ---------             ---------
OPERATING INCOME .................................................               27,652                23,001                22,041

INTEREST EXPENSE .................................................              (11,236)              (10,527)               (6,893)

OTHER INCOME, NET ................................................                4,215                 4,198                 1,521
                                                                              ---------             ---------             ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .......................               20,631                16,672                16,669

INCOME TAXES .....................................................               (7,853)               (6,048)               (6,708)
                                                                              ---------             ---------             ---------
NET INCOME BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE ...................................               12,778                10,624                 9,961

CUMULATIVE EFFECT OF A CHANGE IN
ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) .......................               (1,703)                 --                    --
                                                                              ---------             ---------             ---------
NET INCOME .......................................................            $  11,075             $  10,624             $   9,961
                                                                              =========             =========             =========
BASIC EARNINGS PER SHARE:

   NET INCOME BEFORE CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLE ...........................            $    1.39             $    1.16             $    1.09

   CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) ....................                (0.19)                 --                    --
                                                                              ---------             ---------             ---------
   NET INCOME ....................................................            $    1.20             $    1.16             $    1.09
                                                                              =========             =========             =========
WEIGHTED AVERAGE NUMBER OF BASIC SHARES
OF COMMON STOCK OUTSTANDING ......................................                9,205                 9,153                 9,112

DILUTED EARNINGS PER SHARE:

   NET INCOME BEFORE CUMULATIVE EFFECT
   OF A CHANGE IN ACCOUNTING PRINCIPLE ...........................            $    1.38             $    1.15             $    1.08

   CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) ....................                (0.18)                 --                    --
                                                                              ---------             ---------             ---------
   NET INCOME ....................................................            $    1.20             $    1.15             $    1.08
                                                                              =========             =========             =========
WEIGHTED AVERAGE NUMBER OF DILUTED
SHARES OF COMMON STOCK OUTSTANDING ...............................                9,251                 9,222                 9,231

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               ASSETS                                                                           DECEMBER 31,
                                                                                                        ---------------------------
                                                                                                           1998              1997
                                                                                                        ---------         ---------
CURRENT ASSETS:
   Cash and cash equivalents ...................................................................        $   1,243         $     570
   Accounts receivable, less doubtful receivables of $844 in 1998; $1,563 in 1997 ..............           33,866            32,171
   Prepaid expenses and other current assets ...................................................            4,848             2,527
   Deferred tax assets, net ....................................................................            1,906             1,777
                                                                                                        ---------         ---------
      Total current assets .....................................................................           41,863            37,045
                                                                                                        ---------         ---------
PROPERTY AND EQUIPMENT, NET ....................................................................          291,779           259,444
                                                                                                        ---------         ---------
OTHER ASSETS:
   Investments in Brazilian railroad companies .................................................           19,994            17,809
   Other, net ..................................................................................            8,709             5,610
                                                                                                        ---------         ---------
      Total other assets .......................................................................           28,703            23,419
                                                                                                        ---------         ---------
      Total assets .............................................................................        $ 362,345         $ 319,908
                                                                                                        =========         =========
              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term notes payable ....................................................................        $     215         $     384
   Current portion of long-term debt ...........................................................            8,568             7,763
   Accounts payable ............................................................................           20,574            18,829
   Accrued liabilities .........................................................................           17,729            17,434
                                                                                                        ---------         ---------
      Total current liabilities ................................................................           47,086            44,410

DEFERRED INCOME TAXES, NET .....................................................................           30,294            20,521

LONG-TERM DEBT, LESS CURRENT PORTION ...........................................................          122,982           117,893

OTHER LIABILITIES ..............................................................................            6,835             3,826
                                                                                                        ---------         ---------
      Total liabilities ........................................................................          207,197           186,650
                                                                                                        ---------         ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN BRAZILIAN INVESTMENT ......................................................           11,000              --
                                                                                                        ---------         ---------
SHAREHOLDERS' EQUITY:
   Preferred Stock; $1.00 par value; 10 million shares authorized;
     no shares issued or outstanding ...........................................................             --                --
   Common Stock; $.10 par value; 30 million shares authorized;
     issued and outstanding 9,273,963 in 1998; 9,160,924 in 1997 ...............................              927               916
   Paid-in capital .............................................................................           85,115            83,799
   Retained earnings ...........................................................................           59,976            48,901
   Deferred compensation .......................................................................             (948)             --
   Accumulated other comprehensive income ......................................................             (922)             (358)
                                                                                                        ---------         ---------
      Total shareholders' equity ...............................................................          144,148           133,258
                                                                                                        ---------         ---------
      Total liabilities and shareholders' equity ...............................................        $ 362,345         $ 319,908
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

                         RAILTEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             COMMON STOCK
                                          -------------------                                        ACCUMULATED
                                            SHARES      $.10                                             OTHER            TOTAL
                                          ISSUED AND     PAR    PAID-IN   RETAINED     DEFERRED      COMPREHENSIVE    SHAREHOLDERS'
                                          OUTSTANDING   VALUE   CAPITAL   EARNINGS   COMPENSATION       INCOME           EQUITY
                                          -----------   -----   -------   --------   ------------    -------------    -------------
BALANCE, December 31, 1995 ............         9,111   $ 911   $83,439   $ 28,316   $       --      $         (64)   $     112,602
   Comprehensive income:
   Net income .........................          --      --        --        9,961           --               --              9,961
   Foreign currency translation .......          --      --        --         --             --                (51)             (51)
                                          -----------   -----   -------   --------   ------------    -------------    -------------
     Total comprehensive income .......          --      --        --        9,961           --                (51)           9,910
   Exercise of stock options ..........            13       1       190       --             --               --                191
                                          -----------   -----   -------   --------   ------------    -------------    -------------
BALANCE, December 31, 1996 ............         9,124     912    83,629     38,277           --               (115)         122,703
   Comprehensive income:
   Net income .........................          --      --        --       10,624           --               --             10,624
   Foreign currency translation .......          --      --        --         --             --               (243)            (243)
                                          -----------   -----   -------   --------   ------------    -------------    -------------
     Total comprehensive income .......          --      --        --       10,624           --               (243)          10,381
   Exercise of stock options ..........            37       4       170       --             --               --                174
                                          -----------   -----   -------   --------   ------------    -------------    -------------
BALANCE, December 31, 1997 ............         9,161     916    83,799     48,901           --               (358)         133,258
   Comprehensive income:
   Net income .........................          --      --        --       11,075           --               --             11,075
   Foreign currency translation .......          --      --        --         --             --               (564)            (564)
                                          -----------   -----   -------   --------   ------------    -------------    -------------
     Total comprehensive income .......          --      --        --       11,075           --               (564)          10,511
   Exercise of stock options ..........            33       3       326       --             --               --                329
   Restricted stock awards ............            80       8       990       --             (998)            --               --
   Amortization of deferred compensation         --      --        --         --               50             --                 50
                                          -----------   -----   -------   --------   ------------    -------------    -------------
BALANCE, December 31, 1998 ............         9,274   $ 927   $85,115   $ 59,976   $       (948)   $        (922)   $     144,148
                                          ===========   =====   =======   ========   ============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                               ------------------------------------
                                                                                                 1998          1997          1996
                                                                                               --------      --------      --------
OPERATING ACTIVITIES:
   Net income ............................................................................     $ 11,075      $ 10,624      $  9,961
   Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle ..............................        2,747          --            --
      Depreciation and amortization ......................................................       14,258        12,940        10,147
      Deferred income taxes ..............................................................        5,432         2,182         3,424
      Provision for losses on accounts receivable ........................................          187           638           783
      Amortization of deferred financing costs ...........................................          388           384           348
      Gain on sale of assets .............................................................       (1,867)       (6,771)       (1,280)
      Gain on sale of minority interest ..................................................       (2,045)         --            --
      Write down of investments ..........................................................         --           2,100          --
      Other ..............................................................................           82          (275)         --
      Changes in working capital--
         Accounts receivable .............................................................         (952)       (5,975)       (6,950)
         Prepaid expenses and other current assets .......................................       (1,635)          (59)           51
         Accounts payable and accrued liabilities ........................................          777        10,109         7,035
                                                                                               --------      --------      --------
      Net cash provided by operating activities ..........................................       28,447        25,897        23,519
                                                                                               --------      --------      --------

INVESTING ACTIVITIES:
   Purchase of property and equipment ....................................................      (30,320)      (35,507)      (21,393)
   Proceeds from sale of property and equipment ..........................................        2,288         7,327         2,354
   Purchase of new properties and related equipment and other costs ......................      (13,096)      (25,978)      (16,682)
   Purchase of investments in Brazilian railroad companies and related costs .............         --          (1,362)      (21,775)
   Sale of preferred shares in Brazilian railroad company ................................         --           2,758          --
   Proceeds from sale of minority interest ...............................................       10,861          --            --
   Organization and acquisition costs ....................................................          (79)          (97)          (88)
   Increase in other long-term assets ....................................................       (1,617)         (152)         (917)
                                                                                               --------      --------      --------
      Net cash used in investing activities ..............................................      (31,963)      (53,011)      (58,501)
                                                                                               --------      --------      --------
FINANCING ACTIVITIES:
   (Decrease) increase in short-term notes payable .......................................         (355)          218          (937)
   Proceeds from long-term debt ..........................................................       21,900        75,000        41,569
   Principal payments on long-term debt and capital leases ...............................      (16,687)      (53,398)       (5,197)
   Net (decrease) increase in working capital facilities .................................         (750)        4,000          --
   Deferred financing costs ..............................................................           (3)         (369)         (465)
   Issuance of common stock ..............................................................          247            74            25
                                                                                               --------      --------      --------
      Net cash provided by financing activities ..........................................        4,352        25,525        34,995
                                                                                               --------      --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................................         (163)           51           (35)
                                                                                               --------      --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................................................          673        (1,538)          (22)

CASH AND CASH EQUIVALENTS, beginning of year .............................................          570         2,108         2,130
                                                                                               --------      --------      --------
CASH AND CASH EQUIVALENTS, end of year ...................................................     $  1,243      $    570      $  2,108
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

                         RAILTEX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated financial statements include the accounts of RailTex, Inc. and its wholly-owned subsidiaries. References to "RailTex" or the "Company" mean RailTex, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The Company is an operator of short line railroads in North America. Its holdings include short line railroads concentrated in the Southeastern and Midwestern United States, in the Great Lakes and New England regions of the United States and in Eastern Canada. The Company also owns investments in two Brazilian railroads and provides management consulting services in Kazakhstan.

   The Company's strategy is to grow through (i) the creation of new business and improvement in operating performance of newly added and currently operated properties and (ii) additions to and divestitures from its portfolio of short line railroad properties, primarily through strategic acquisitions of Class I railroad branch lines or existing short line properties, and divestiture of non-strategic lines to smaller, independently operated short line companies.

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

                         RAILTEX, INC. AND SUBSIDIARIES

Supplemental disclosures of cash flow information (in thousands):

                                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                                  ----------------------------------
                                                                                                   1998          1997          1996
                                                                                                  -------       ------       -------
Cash paid during the year for:
      Interest ............................................................................       $11,207       $8,962       $ 5,795
      Income taxes ........................................................................         2,514        2,604         2,008
Non-cash investing and financing activities:
      Grants ..............................................................................         2,918          352           859
      Capital leases ......................................................................         1,959        1,844           599
      Tax benefit from exercise of non-qualified stock options ............................            76          100            83
      Amortization of deferred compensation ...............................................            50         --            --

Liabilities and long-term debt assumed in connection with the acquisition of railroad companies:
       Fair value of assets acquired ......................................................       $15,809       $ --         $17,669
       Cash paid for capital stock ........................................................        14,003         --           8,873
                                                                                                  -------       ------       -------
       Liabilities and long-term debt assumed .............................................       $ 1,806       $ --         $ 8,796
                                                                                                  =======       ======       =======

PROPERTY AND EQUIPMENT

   Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized; routine maintenance and repairs, which do not improve the asset or extend asset lives, are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to income. Depreciation is computed using the straight-line method over periods ranging from 8 to 30 years for roadway and structures, 3 to 15 years for locomotives and other railroad equipment and 3 to 10 years for other non-railroad equipment. Leasehold improvements are amortized over the life of the lease or the service lives of the improvements, whichever is shorter.

   The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of". This statement requires the recognition of an impairment loss on a long-lived asset held for use when events and circumstances indicate that the estimate of undiscounted future cash flows expected to be generated by the asset are less than its carrying amount. The Company recorded an impairment loss totaling approximately $375,000 related to one of its railroad properties for the year ended December 31, 1998.

INVESTMENTS IN BRAZILIAN RAILROAD COMPANIES

   Investments in Brazilian railroad companies represent minority interest in Ferrovia Centro Atlantica, S.A. ("FCA") and Ferrovia Sul Atlantico, S.A. ("FSA") (see Note 5), are accounted for using the cost method of accounting and are valued at the lower of cost or market.

                         RAILTEX, INC. AND SUBSIDIARIES

OTHER ASSETS

   At December 31, 1998, other assets primarily included deferred financing costs, while at December 31, 1997 other assets also included organization and acquisition costs. Financing costs are amortized over the related loan terms using the effective interest method. Amortization of these costs is included in interest expense. Organization and acquisition costs are direct costs incurred in acquiring and licensing operating properties and consist of directly attributable legal and other costs. Prior to the Company's adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") (see further discussion below), these costs were amortized using the straight-line method over five years. Amortization of financing and organization and acquisition costs totaled approximately $0.4 million, $1.6 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization of these costs was approximately $2.5 million and $7.1 million at December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION

   Freight revenues are recognized as shipments initially move onto the Company's tracks, which, due to the relatively short length of haul, is not materially different from the recognition of revenues as shipments progress. Non-freight revenues, including joint facilities, switching, demurrage, car hire and car repair services, are recognized as the service is performed.

INCOME TAXES

   The Company files consolidated U.S. Federal income tax returns which include all of its U.S. subsidiaries and separate Canadian federal income tax returns for each Canadian subsidiary. Deferred income taxes are provided when certain revenues and expenses are reported in periods which are different for financial reporting purposes than for income tax reporting purposes.

   Deferred tax liabilities and assets are recorded based on the enacted income tax rates which are expected to be in effect in the periods in which the deferred tax liability or asset is expected to be settled or realized. A change in the tax laws or rates results in adjustments to the deferred tax liabilities and assets. The effect of such adjustments is included in income in the period in which the tax laws or rates are changed.

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

CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS AND MAJOR CUSTOMERS

   The Company regularly grants trade credit to all of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. The Company's accounts receivable are well diversified except for a concentration of accounts receivable with some Class I railroads. The Company's management believes these Class I railroads are large, financially strong companies, and thus believe the Company's exposure to credit risk is minimal. Approximately 16% and 20% of the Company's accounts receivable were due from one Class I railroad at December 31, 1998 and 1997, respectively. No other customer individually accounted for more than 10% of the Company's accounts receivable balance at December 31, 1998 or 1997.

                         RAILTEX, INC. AND SUBSIDIARIES

   During 1998, the Company served more than 1,100 customers who shipped and received a wide variety of products. Although most of the Company's railroads have a well-diversified customer base, several have one or two dominant customers. The Company's largest customer in 1998 and 1997 was Canadian National Railways ("CN"), representing 7.0% and 8.1% of operating revenues, respectively. The Company's largest customer in 1996 was Indianapolis Power & Light Company, representing 4.6% of operating revenues.

PRICE RISK MANAGEMENT ACTIVITIES

   The Company historically has hedged certain anticipated transactions. Interest rate swaps and diesel fuel price contracts with third parties are used to hedge interest rates and diesel fuel costs. Hedges of anticipated transactions are accounted for under the deferral method with gains and losses on these transactions recognized in interest expense and operating expenses, as applicable, when the hedged transaction occurs. The Company does not currently hold or issue financial instruments for trading purposes.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this statement. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

   In April 1998, the Accounting Standards Executive Committee issued SOP 98-5. SOP 98-5 requires costs associated with start-up activities to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company adopted SOP 98-5 for the year ended December 31, 1998. This adoption resulted in the recognition of a non-recurring charge of approximately $1,703,000 (net of income taxes) entitled, "Cumulative effect of a change in accounting principle (net of income taxes)" in the accompanying consolidated financial statements. Prior to the adoption of SOP 98-5, the Company capitalized the costs associated with start-up activities, including the acquisition of new railroad properties, and amortized those costs over five years. Prospectively, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties in the period of acquisition.

   In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". The Company does not provide post-retirement or post-employment benefits to its employees.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998.

                         RAILTEX, INC. AND SUBSIDIARIES

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement for the year ended December 31, 1998 as an integral part of Consolidated Shareholder's Equity, (see Note 16).

   In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for, among other things, the transfer and servicing of financial assets, such as factoring receivables with recourse. This statement is effective for transfers and servicing of financial assets occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127"). SFAS 127 moved the effective date of the provisions under SFAS 125 to some, but not all, transfers and servicing of assets occurring after December 31, 1997. The Company's adoption of this statement did not have an impact on its financial condition or results of operations.

RECLASSIFICATIONS

   Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2. RELATED PARTY TRANSACTIONS

   The Company purchases, in the normal course of business, various parts for locomotives and grade crossing signals from certain subsidiaries of Harmon Industries, Inc., of which the Company's Founder and Chairman Emeritus is a director. Purchases from subsidiaries of Harmon Industries, Inc. for the years ended December 31, 1998, 1997 and 1996 totaled approximately $1,219,000, $462,000 and $586,000, respectively.

              THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

                         RAILTEX, INC. AND SUBSIDIARIES

3. EARNINGS PER SHARE

   In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which was effective for fiscal years ending after December 15, 1997. As a result, the Company's reported earnings per share for 1996 was restated. Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options with an exercise price below fair market value for any of the periods presented are considered common stock equivalents.

   The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations (in thousands, except per share amounts).

                                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                                ------------------------------------
                                                                                                   1998           1997         1996
                                                                                                ----------       -------      ------
NUMERATOR:
   Net income before cumulative effect of a change in accounting principle ...............      $   12,778       $10,624      $9,961

   Cumulative effect of a change in accounting principle (net of income taxes) ...........          (1,703)         --          --
                                                                                                ----------       -------      ------
   Net income ............................................................................      $   11,075       $10,624      $9,961
                                                                                                ==========       =======      ======
DENOMINATOR:
   Weighted average number of basic share of common stock outstanding ....................           9,205         9,153       9,112

   Effect of dilutive stock options ......................................................              46            69         119
                                                                                                ----------       -------      ------
   Weighted average number of diluted shares of common stock outstanding .................           9,251         9,222       9,231
                                                                                                ==========       =======      ======
BASIC EARNINGS PER SHARE:
   Before cumulative effect of a change in accounting principle ..........................      $     1.39       $  1.16      $ 1.09

   Cumulative effect of a change in accounting principle (net of income taxes) ...........           (0.19)         --          --
                                                                                                ----------       -------      ------
   Total .................................................................................      $     1.20       $  1.16      $ 1.09
                                                                                                ==========       =======      ======
DILUTED EARNINGS PER SHARE:
   Before cumulative effect of a change in accounting principle ..........................      $     1.38       $  1.15      $ 1.08

   Cumulative effect of a change in accounting principle (net of income taxes) ...........           (0.18)         --          --
                                                                                                ----------       -------      ------
   Total .................................................................................      $     1.20       $  1.15      $ 1.08
                                                                                                ==========       =======      ======

   The effect of this accounting change on previously reported earnings per share ("EPS") data was as follows:

                                                                           1996
                                                                        --------
   Primary EPS, as reported ................................            $   1.08
   Effect of SFAS 128 ......................................                 .01
                                                                        --------
   Basic EPS, as restated ..................................            $   1.09
                                                                        ========
   Fully diluted EPS, as reported ..........................            $   1.08
   Effect of SFAS 128 ......................................                --
                                                                        --------
   Diluted EPS, as restated ................................            $   1.08
                                                                        ========

                         RAILTEX, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT, NET

   Property and equipment, net consisted of the following (in thousands):

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   1998         1997
                                                                ---------    ---------
Roadway and structures ......................................   $ 263,541    $ 227,455
Locomotives and other railroad equipment ....................      61,831       55,171
Office furniture and other equipment ........................      13,751       11,487
Equipment and vehicles held under capital leases (see Note 7)       5,730        5,264
Vehicles ....................................................       1,120        1,189
                                                                ---------    ---------
                                                                  345,973      300,566
Less accumulated depreciation and amortization ..............     (54,194)     (41,122)
                                                                ---------    ---------
                                                                $ 291,779    $ 259,444
                                                                =========    =========

5. INVESTMENTS IN BRAZILIAN RAILROAD COMPANIES

   In June 1996, a newly formed wholly-owned subsidiary of the Company, RailTex International Holdings, Inc. ("RIHI"), purchased an investment, totaling approximately Brazilian Reals ("R") 16.0 million (U.S. $16.1 million), in FCA, which was awarded a 30 year concession to operate the 4,400 mile Center Eastern Network of the Brazilian federal railroad. The purchase price of the concession, which was the government's minimum bid price, was approximately R316.9 million (U.S. $318.0 million). The Brazilian government structured the transaction as a 30 year concession with a 20.0% down payment and future lease payments due in quarterly installments after an initial two year grace period.

   In December 1996, RIHI purchased an approximate 6% interest, for approximately R5.4 million (U.S. $5.2 million), in FSA, which was awarded a concession to operate the 4,200 mile Southern Network of the Brazilian federal railroad. The purchase price of the concession was approximately R216.6 million (U.S. $208.0 million). The Brazilian government structured the transaction as a 30 year concession with a down payment consisting of a 20.0% installment and a payment consisting of 100.0% of the difference between the Brazilian government's minimum bid price and the purchase price. The remainder of the purchase price is structured as lease payments due in quarterly installments after an initial two year grace period.

   RIHI's initial investments in FCA and FSA were funded by borrowings under the Company's U.S. Acquisition Facility, as defined in Note 7. In February 1997, RIHI sold 2.8 million shares of preferred stock in FCA for approximately R2.9 million (U.S. $2.8 million), of which it used approximately R1.4 million (U.S. $1.3 million) to fund a portion of the investments in FSA.

   RIHI accounts for the FCA and FSA investments under the cost method of accounting. In the fourth quarter of 1997, the Company recorded a write down of its investments in FCA and FSA totaling approximately $2.1 million before tax and approximately $1.4 million after tax, or $0.15 per basic and diluted share, reflecting the effect of the devaluation in the Brazilian Real.

   The continuing economic uncertainty existing in Brazil has impacted the ability of FCA and FSA to finance short-term capital needs. As a result, during 1998 the Board of Directors of FSA implemented a call for additional capital contributions from existing shareholders. The Company did not participate in the capital call and, as a result, its equity percentage in FSA was diluted. The respective Boards of Directors of FCA and FSA may implement additional capital contribution calls from existing shareholders in the future. The Company may or may not choose to participate in such capital calls. In the event that the Company does not participate, its equity percentage could be further diluted.

                         RAILTEX, INC. AND SUBSIDIARIES

   In November 1998, RIHI signed an agreement to sell a 49.5% interest in its Brazilian railroad investments to Global Environment Fund ("GEF"), a Washington, D.C. based investment fund, for approximately $11.0 million. RIHI will retain the remaining 50.5% interest; however, under the related agreement RIHI can be required to repurchase GEF's shares after five years at a price equal to the lower of 95% of the appraised fair market value or certain collar amounts provided for in the related agreement. The transaction closed on December 31, 1998 and RailTex recorded a gain totaling approximately $2.0 million before tax and approximately $1.3 million after tax, or $0.14 per basic and diluted share, on the transaction. This gain is included within "Other income, net" in the accompanying consolidated statement of income. Proceeds from the transaction were used to reduce amounts outstanding on the Company's senior credit facilities.

   Including the effects of the FSA capital call and the divestiture to GEF, at December 31, 1998 RIHI owned approximately 5.0% and 2.1% of the outstanding stock of FCA and FSA, respectively.

6. SHORT-TERM NOTES PAYABLE

   As of December 31, 1998 and 1997, the Company had outstanding unsecured short term notes payable to insurance companies totaling approximately $215,000 and $384,000, respectively. The notes bear interest at 7.75% and 6.92%, respectively, and are due in monthly installments of principal and interest totaling approximately $37,000 and $67,000 through June 1999 and 1998, respectively. For the years ended December 31, 1998 and 1997, the weighted average interest rate for the short term notes payable was 7.2% and 6.7%, respectively.

                         RAILTEX, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                                                                                                DECEMBER 31,
                                                                                                         --------------------------
                                                                                                            1998             1997
                                                                                                         ---------        ---------
  Senior unsecured notes payable to two institutions;  interest at 7.44%;  interest only due semiannually; principal balance payable through six annual mandatory
     prepayments beginning July 2007 .............................................................       $  50,000        $  50,000
  Senior unsecured notes payable to four institutions; interest at 7.23%; interest only
     due semiannually; principal balance due September 2005 ......................................          40,000           40,000
  Senior unsecured notes payable to banks (U.S. Acquisition Facility); interest is variable (LIBOR based weighted average interest rate of 6.46% on $18.3 million in borrowings and U.S. prime based interest rate of 7.75% on $0.3 million in borrowings at December 31, 1998; LIBOR based  weighted  average  interest rate of 7.66% at
     December 31, 1997); interest due monthly;  principal partially due through quarterly
     principal  payments through April 2002, with remaining balance due April 2002 ...............          18,575           11,956
  Senior unsecured notes payable to two institutions; interest at 9.21%; interest only due semiannually; principal balance of $6.5 million and $3.3 million due
    September 2005 and October 2005, respectively ................................................           9,756           10,499
  Senior unsecured subordinated notes; interest at 12.0%; interest only due semiannually;
     principal balance of $2.5 million and $2.5 million due January 2001 and January 2002,
     respectively ................................................................................           5,000            5,000
  Senior unsecured notes payable to banks (U.S. Working Capital  Facility);  interest is variable (LIBOR based weighted average interest rate of 6.375% and 7.85% at
     December 31, 1998 and 1997, respectively); interest only due monthly through April
     1999, when all borrowings become due ........................................................           2,000            4,000
  Senior unsecured notes payable to banks (Canadian  Working  Capital  Facility);
     interest is variable (90 day Canadian BA rate of 6.145% and 5.25% at December 31,
     1998 and 1997, respectively; interest only due monthly  through April 1999, when
     all borrowings become due ...................................................................           1,951              769
  Senior unsecured notes payable to banks (Canadian Acquisition Facility);  interest is variable; interest due monthly; principal partially due through quarterly
     principal payments through April 2002, with remaining balance due April 2002 ................            --               --
  Capital lease obligations; interest at rates ranging from 7.25% to 8.5% at December
     31, 1998; payable in variable monthly installments through September 2000 ...................           3,513            2,890
  Other, primarily due to state agencies; interest at rates ranging from 5.0% to 7.9%
     at December 31, 1998; payable in variable installments through January 2008 .................             755              542
                                                                                                         ---------        ---------
  Total long-term debt ...........................................................................         131,550          125,656
  Less current portion ...........................................................................          (8,568)          (7,763)
                                                                                                         ---------        ---------
  Long-term debt, less current portion ...........................................................       $ 122,982        $ 117,893
                                                                                                         =========        =========

   At December 31, 1998, the Company had a $300,000 letter of credit ("LOC") outstanding under its U.S. Working Capital Facility, as defined below. This LOC collateralizes a loan under a state program to encourage railroad capital improvement projects.

                         RAILTEX, INC. AND SUBSIDIARIES

   In July 1997, the Company completed a $50.0 million private placement of senior unsecured notes with two institutions. The proceeds were used to reduce outstanding bank debt under the U.S. Acquisition Facility, as defined below.

    In May 1996, the Company entered into a U.S. credit agreement consisting of a $10.0 million U.S. working capital facility ("U.S. Working Capital Facility") and a $75.0 million U.S. acquisition facility ("U.S. Acquisition Facility"). In September 1998, the terms of the credit agreement were amended to increase the U.S. Working Capital Facility to $15.0 million and decrease the U.S. Acquisition Facility to $70.0 million. The Company may borrow under the U.S. Working Capital Facility to provide working capital and may borrow under the U.S. Acquisition Facility to finance acquisitions of property and equipment which meet criteria as defined in the related credit agreement. The facilities expire on April 30, 1999. Interest is payable monthly under the U.S. Working Capital Facility until April 30, 1999, when all borrowings become due. Interest only is payable monthly on new borrowings under the U.S. Acquisition Facility until April 30 of each year, when all such borrowings are rolled into a term note. Term notes are amortized over a six year period; however, all borrowings are due not later than April 30, 2002. Both the U.S. Working Capital Facility and U.S. Acquisition Facility bear interest based on stated borrowing margins, as defined in the related credit agreement, over the London Interbank Offered Rate ("LIBOR") or at the U.S. prime rate. The borrowing margins are based on a matrix dependent upon the Company's funded debt to EBITDA ratio and are adjusted quarterly. At December 31, 1998, availability under the U.S. Working Capital Facility and U.S. Acquisition Facility was approximately $12.7 million and $51.4 million, respectively. The unused portion of these facilities is subject to a 0.25% commitment fee.

    In June 1996, a wholly-owned subsidiary of the Company, RailTex Canada, Inc. ("RCI") entered into a Canadian credit agreement consisting of a CDN $5.0 million Canadian working capital facility ("Canadian Working Capital Facility") and a CDN $25.0 million Canadian acquisition facility ("Canadian Acquisition Facility"). The Canadian credit agreements contain terms and conditions similar to the U.S. agreements and expire April 30, 1999. The Canadian facilities bear interest based on stated borrowing margins, as defined in the related credit agreements, over the Canadian bankers acceptance rate ("BA Rate") or at the Canadian prime rate. The borrowing margins are based on a matrix dependent upon the Company's funded debt to EBITDA and are adjusted quarterly. RailTex, Inc., the parent company, is a guarantor of the Canadian credit facilities. At December 31, 1998, availability under the Canadian Working Capital Facility was approximately CDN $2.0 million (U.S. $1.3 million). There were no borrowings under the Canadian Acquisition Facility at December 31, 1998. The unused portion of these facilities is subject to a 0.25% commitment fee.

   The Company believes that the U.S. Working Capital Facility, U.S. Acquisition Facility, Canadian Working Capital Facility and Canadian Acquisition Facility will be renewed and extended upon their expiration in April 1999.

   Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire capital stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At December 31, 1998, the Company was in compliance with all covenants.

                         RAILTEX, INC. AND SUBSIDIARIES

   Maturities of long-term debt were as follows (in thousands):

                  FOR THE YEARS ENDED DECEMBER 31,

                    1999 ..............                 $  8,568
                    2000 ..............                    4,642
                    2001 ..............                    6,981
                    2002 ..............                    6,668
                    2003 ..............                    4,553
                    Thereafter ........                  100,138
                                                        --------
                          Total .......                 $131,550
                                                        ========

8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

   At December 31, 1998, the Company had entered into two commodity collar transactions to hedge market risks of diesel fuel prices. The first collar was effective April 1, 1998 and terminates March 31, 1999 and represents notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4375 per gallon. This transaction hedges approximately 18% of the Company's estimated monthly diesel fuel consumption. The second collar is effective July 1, 1998 and terminates June 30, 1999 and represents notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4490 per gallon. This transaction hedges approximately 18% of the Company's estimated monthly diesel fuel consumption. The Company realizes any gains or losses resulting from fuel price fluctuations and related collar transactions each period. There is no carrying value recorded on the balance sheet from the collar transactions.

   In February 1999, the Company entered into two additional contracts to hedge its market risk from diesel fuel prices. The first consists of three monthly swap agreements which fix the price of 725,000 gallons of diesel fuel in April, May and June 1999 at $0.3215, $0.3280 and $0.3375 per gallon, respectively. The second is a cap which fixes the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.4500 per gallon. The cost of the cap was approximately $209,000, which will be amortized over the period covered by the cap. These transactions hedge approximately 57% of the Company's estimated monthly diesel fuel consumption.

   At December 31, 1998 and 1997, the Company had not entered into any interest rate swaps contracts. In December 1997, the Company terminated a Canadian dollar based interest rate swap agreement scheduled to expire in 1999 by paying approximately CDN $420,000 (U.S. $303,000).

9. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         RAILTEX, INC. AND SUBSIDIARIES

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

   Commodity collar transactions: The fair value of commodity collar transactions is the amount at which they could be settled, based on estimates obtained from dealers. The unrealized loss on the commodity collar transactions at December 31, 1998 and 1997 was approximately $249,000 and $76,000, respectively.

10. EMPLOYEE BENEFITS

STOCK OPTIONS

   In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), was issued. FAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted FAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by FAS 123.

   The Company grants non-qualified stock options to outside Directors and key employees of the Company. In September 1993, the Board of Directors and shareholders of the Company approved an equity incentive plan ("1993 Plan"). In June 1996, the 1993 Plan was amended to (i) increase the maximum number of shares of Common Stock issuable under the 1993 Plan from 750,000 to 1,250,000, without reduction for the number of shares issued upon exercise of options granted outside of the 1993 Plan; (ii) extend the exercise period for Outside Director's Options from two to ten years and increase the number of shares which may be purchased under Outside Director's Options from 2,000 to 3,000; (iii) specify 1,250,000 shares as the maximum number of shares issuable under the 1993 Plan to any employee in any year; (iv) permit the 1993 Plan administrator to specify shorter vesting periods for non-qualified options; and (v) clarify that cashless exercises of stock rights are permitted under the 1993 Plan.

   Under the Company's stock option plan, options have been granted to outside directors and certain key employees of the Company at prices equal to or more than the fair market value of the Company's stock on the date of grant and expire 10 years from the date of grant. Stock options granted to outside directors are exercisable immediately and stock options granted to key employees vest at a rate of 20% per year, unless specified otherwise.

                         RAILTEX, INC. AND SUBSIDIARIES

   A summary of the status of the Company's 1993 Plan, as amended, for the years ended December 31, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                                                                            DECEMBER 31,
                                                                  ------------------------------------------------------------------
                                                                          1998                  1997                    1996
                                                                  --------------------   --------------------   --------------------
                                                                              WEIGHTED               WEIGHTED               WEIGHTED
                                                                              AVERAGE                AVERAGE                AVERAGE
                                                                              EXERCISE               EXERCISE               EXERCISE
                                                                   SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                                  --------    --------   --------    --------   --------    --------
Outstanding, beginning of the year ............................    581,783    $  18.07    743,954    $  19.00    399,792    $  13.94
Granted .......................................................    710,216       13.42    188,973       19.31    455,750       24.08
Exercised .....................................................    (33,039)       7.49    (58,667)       4.71    (13,684)       7.92
Forfeited .....................................................   (404,346)      20.22   (292,477)      23.93    (97,904)      23.51
                                                                  --------               --------               --------
Outstanding, end of year ......................................    854,614       13.60    581,783       18.07    743,954       19.00
                                                                  ========               ========               ========
Options exercisable end of year ...............................    194,654    $  13.33    245,940    $  13.50    222,918    $   8.95
                                                                  ========    ========   ========    ========   ========    ========

Weighted average fair value of options granted during year ....               $   8.41               $  12.66               $  15.64
                                                                              ========               ========               ========

   The following table summarizes the information about the 1993 Plan options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                    ------------------------------------   ----------------------
                                                    WEIGHTED
                                                    AVERAGE     WEIGHTED                 WEIGHTED
                                                   REMAINING    AVERAGE                  AVERAGE
                                       NUMBER     CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE                      OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
--------------                      -----------   -----------   --------   -----------   --------
 $ 3.74 - 8.80 ..................       114,243          2.44   $   5.93       114,243   $   5.93
 $11.94 - 18.50 .................       661,214          9.67      13.37        19,040      15.20
 $24.25 - 27.75 .................        79,157          6.49      26.56        61,371      26.53
                                    -----------                            -----------
                                        854,614          8.41   $  13.60       194,654   $  13.33
                                    ===========                            ===========

   In November 1998, the Board of Directors of the Company granted employee stock options to its current employee option holders other than its then Chairman of the Board and its Chief Executive Officer at an exercise price of $11.9375 per share, the then current market value of the Company's common stock. The options vest over five years in accordance with the Company's 1993 Plan, as amended. In order to obtain the newly granted stock options the employees were required to tender all previously granted employee options for cancellation. As to any employee, the amount of shares included under the new options were reduced from the number of shares covered by the canceled options by the same percentage as the new option exercise price was less than the canceled option exercise price. The reduction in the number of options outstanding and the reduced exercise price is reflected in the tables above.

   Because the Company has elected to remain with the accounting prescribed by APB 25, no compensation cost has been recognized for its 1993 Plan. Had compensation cost for the Company's stock-based compensation plans been determined on the fair value of the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income, earnings per basic share and earnings per diluted share would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                         RAILTEX, INC. AND SUBSIDIARIES

                                      FOR THE YEARS ENDED DECEMBER 31,
                                 ------------------------------------------
                                    1998            1997            1996
                                 ----------      ----------      ----------
Net income:
      As reported ............   $   11,075      $   10,624      $    9,961
      Pro forma ..............   $    9,362      $    9,289      $    8,173

Basic earnings per share:
      As reported ............   $     1.20      $     1.16      $     1.09
      Pro forma ..............   $     1.02      $     1.01      $     0.90

Diluted earnings per share:
      As reported ............   $     1.20      $     1.15      $     1.08
      Pro forma ..............   $     1.01      $     1.01      $     0.89

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively:

   Dividend yield of 0.0% for all years; expected volatility of 42.0%, 42.2% and 42.5%; risk-free interest rates of 5.6%, 6.5% and 6.1%; and expected lives of 10, 10, and 8.4 years.

   In 1998, the Company, under the 1993 Plan, granted 80,000 restricted shares in the form of the Company's common stock to key executives. Of the 80,000 restricted shares awarded in 1998, 30,000 vest ratably over three years and 50,000 vest ratably over five years. The restricted shares will also vest in the event of a change in control or termination, not for cause. The unvested portion of the restricted shares forfeit if the key executive is terminated for cause during the restriction period. The awards were recorded at the fair market value of the Company's common stock on the date of grant as deferred compensation and will be amortized over the restriction period. For the year ended December 31, 1998, the Company recorded compensation expense of approximately $50,000.

EMPLOYEE BONUS PROGRAM

   The Company has various performance-based, cash incentive compensation programs which include all employees. Total cash incentive compensation of approximately $3,591,000, $3,081,000 and $2,350,000 was awarded under the various incentive compensation programs in 1998, 1997 and 1996, respectively.

   In addition, headquarters' senior management, railroad general managers and executive management are also awarded, through the 1993 Plan, stock options and performance shares on an annual basis. Employees must be employed by the Company at the end of three years from the date of the award to receive the performance shares. During the three year period, the number of shares to be awarded can increase by a maximum of 200.0% or decrease to zero as determined by the Company's total shareholder return as compared to benchmarks, as defined in the plan. As of December 31, 1998, a total of 20,457 performance shares were outstanding for potential future distribution in the year 2001. At December 31, 1998, the Company had not recorded any compensation expense related to the performance shares. In addition to stock options and performance shares, certain key executives were also awarded restricted shares in the form of the Company's common stock as discussed above.

                         RAILTEX, INC. AND SUBSIDIARIES

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

   Effective July 1, 1995, the 401(k) Plan was amended to provide for a Company matching contribution for certain employees of RailTex, Inc., the parent company, who are not covered under the Railroad Retirement and Railroad Unemployment Insurance Acts ("The Retirement Acts"). The Company matches employee contributions, for these employees, at the rate of 200.0% on employee contributions up to 5.0% of eligible compensation. Employees begin vesting in the employer matching contributions after one year of service. Company matching contributions to the 401(k) Plan totaled approximately $314,000, $230,000 and $134,000 in 1998, 1997 and 1996, respectively.

EMPLOYEE OPEN MARKET STOCK PURCHASE PLAN

   The Company has an Employee Open Market Stock Purchase Plan ("Stock Purchase Plan"). The purpose of the Stock Purchase Plan is to allow employees of the Company to participate in the Company's future. The Stock Purchase Plan is a payroll deduction plan which permits employees who meet specified length of service requirements to purchase shares, on an after-tax basis, of the Company's common stock on the open market at prevailing market prices. The Company pays the brokerage commissions on all purchases and incurs the administrative expenses associated with the Stock Purchase Plan. Stock Purchase Plan expenses in 1998, 1997 and 1996 were not material.

EXECUTIVE DEFERRED COMPENSATION

   During 1995, the Company implemented an Executive Deferred Compensation Plan wherein certain key employees are provided with life insurance protection in an amount sufficient to provide supplemental income, based upon a percentage of the employee's base salary, at retirement.

   The Executive Deferred Compensation Plan is funded through the purchase of split-dollar life insurance contracts. Upon death or retirement, the participant or the participant's estate must reimburse the Company for all policy premiums paid. Also, should employment terminate prior to death or retirement, the participant may forfeit, at the discretion of the Compensation Committee, any future rights in the insurance policy. Premiums paid under this Plan for 1998, 1997 and 1996 were approximately $407,000, $311,000 and $309,000, respectively. The combined cash surrender value of these policies was approximately $859,000 and $468,000 at December 31, 1998 and 1997, respectively.

POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS

   The Company does not provide post-retirement or post-employment benefits to its employees.

                         RAILTEX, INC. AND SUBSIDIARIES

11. INCOME TAXES

   Income tax expense consisted of the following (in thousands):

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                       1998       1997     1996
                                                      -------    ------   ------
United States:
   Federal--
      Current .....................................   $ 1,486    $2,358   $1,702
      Deferred ....................................     4,672     1,837    2,941
                                                      -------    ------   ------
                                                        6,158     4,195    4,643
                                                      -------    ------   ------
   State--
      Current .....................................      (180)      965      771
      Deferred ....................................       970        36      140
                                                      -------    ------   ------
                                                          790     1,001      911
                                                      -------    ------   ------
Foreign:
      Current .....................................       635       543      811
      Deferred ....................................       270       309      343
                                                      -------    ------   ------
                                                          905       852    1,154
                                                      -------    ------   ------
                                                      $ 7,853    $6,048   $6,708

Tax effect of change in accounting principle ......    (1,044)     --       --
                                                      -------    ------   ------
                                                      $ 6,809    $6,048   $6,708
                                                      =======    ======   ======

   The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998        1997
                                                                           --------    --------
      Differences in depreciation and amortization .....................   $ 33,009    $ 22,462
      Accruals and reserves not deducted for tax purposes until paid
         or realized ...................................................     (1,333)     (2,566)
      Federal benefit of state taxes ...................................       (890)       (379)
      Charitable contribution carryforward .............................     (1,291)     (1,206)
      AMT credit carryforward ..........................................       (993)       --
      Valuation allowance ..............................................       --           450
      Other items, net .................................................       (114)        (17)
                                                                           --------    --------
           Net deferred tax liability ..................................   $ 28,388    $ 18,744
                                                                           ========    ========

   There were no valuation allowances against deferred tax assets at December 31, 1998. However, the Company had recorded a valuation allowance of $450,000 against its charitable contribution carryforward at December 31, 1997, that was fully reversed in 1998.

                         RAILTEX, INC. AND SUBSIDIARIES

   The reconciliation of the U.S. statutory tax rate to the effective income tax rate follows:

                                                                  FOR THE YEARS
                                                                ENDED DECEMBER 31,
                                                            ----------------------------
                                                             1998       1997       1996
                                                            ------     ------     ------
United States statutory rate ............................     35.0%      35.0%      34.3%
Effect of foreign operations ............................      1.0        1.3        0.9
State income taxes, net of federal income tax benefit ...      4.8        5.0        5.0
Contribution for tax purposes, net of valuation allowance     --         (5.0)      --
Reversal of valuation allowance .........................     (2.5)      --         --
Other, net ..............................................     (0.2)      --         --
                                                            ------     ------     ------
                                                              38.1%      36.3%      40.2%
                                                            ======     ======     ======

12. LEASES

   Operating lease expense for the years ended December 31, 1998, 1997 and 1996 totaled approximately $7,550,000, $6,080,000 and $4,929,000, respectively.

   The minimum future lease payments for equipment and facilities under non-cancelable leases are as follows (in thousands):

                                                             OPERATING   CAPITAL
   FOR THE YEARS ENDED DECEMBER 31,                            LEASES    LEASES
                                                             ---------   -------
   1999 ..................................................   $   5,034   $ 1,390
   2000 ..................................................       4,170     1,073
   2001 ..................................................       2,844       885
   2002 ..................................................       2,673       519
   2003 ..................................................       2,557       150
   Thereafter ............................................      10,141      --
                                                             ---------   -------
   Total minimum payments ................................   $  27,419     4,017
                                                             =========   =======
     Less amount representing interest at rates ranging
       from 7.25% to 8.5% ................................        --         504
                                                             ---------   -------
     Present value of minimum lease payments .............        --     $ 3,513
                                                             =========   =======

   The Company has entered into various lease agreements covering certain of its railroad properties. For railroad properties it leases, the Company ordinarily assumes all operating and financial responsibilities, including maintenance, payment of property taxes and regulatory compliance, upon commencement date. Lease payments on three railroad properties leased from one major railroad are structured to ensure that the Company interchanges an agreed-upon percentage of outbound carloads with the lessor railroad. Under these leases, no payments to the lessor are required as long as a minimum percentage of traffic volume is interchanged with the lessor; therefore, the Company controls, to some extent, the amounts which may be payable under these leases. If the minimum percentage of traffic volume interchanged with the lessor is not met, the amounts which may be payable under these leases could be significant and have an adverse effect on the Company. These leases are subject to an initial 20 year term with one or more renewal terms at the Company's option. In addition, lease payments on five properties leased from two other major railroads are subject to reduction from the base rate, down to zero, depending upon the level of traffic interchanged with the lessors. The maximum aggregate annual base rate lease payments under these leases is approximately $1.7 million. These leases have initial lease terms of 5 to 20 years and leases on four of the five properties include purchase options which may be exercised by the Company after one to three years of operation. To date, no payments have been required under any of the Company's railroad property leases. Therefore, the above table does not include any rentals pertaining to the Company's railroad property leases.

                         RAILTEX, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES

   The Company has added railroad properties to its portfolio through the purchase of track and roadbed, lease of such assets and contracts to operate such assets under management agreements. These arrangements typically relate only to the physical assets of the railroad property and, except for the purchases of Central Properties, Inc. ("CPI") and Indiana & Ohio Rail Corp. ("IORC") (See Note 15), which were structured as acquisitions of stock, the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers.

   Rail properties operated by the Company under management agreements typically have initial ten year terms followed by either a purchase option or one or more renewal terms at the Company's option. These operating contracts typically require that the Company assume all operating and financial responsibilities for freight operations on the property, including maintenance, payment of property taxes and regulatory compliance. Payments by the Company for the right to conduct rail operations on these properties are typically calculated as a percentage of revenues from the respective properties.

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

   In October 1998, the Utah Transit Authority ("UTA") asserted a claim for contribution against one of the Company's railroads under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relating to certain pollution existing at one of UTA's rail yards over which the Company has an operating easement. The Company believes it is not a potentially responsible party under CERCLA and believes it is contractually indemnified against such claim. The amount of contribution being sought by the UTA is unknown at this time.

   Under certain limited circumstances, two of the Company's railroads may be repurchased by the selling carrier for their original purchase prices. It is management's opinion that the likelihood of these properties being repurchased is remote.

   In December 1996, a corporation filed a construction lien against one of the Company's railroads in the amount of approximately $600,000. The alleged basis for the construction lien is the provision by the plaintiff of labor and materials to the Company's railroad in connection with a train derailment in August 1996, which derailment the Company believes was caused primarily by the plaintiff. In March 1997, the Company filed a complaint in Federal Court for approximately $700,000 incurred by the Company in connection with such derailment and the plaintiff's State claim was combined in the Federal litigation. The Company is vigorously pursuing its claim and defending the plaintiff's claim. Trial was originally scheduled for December 1998, but was rescheduled to July 1999. The Company is unable to predict the outcome of the trial; however, the Company believes it is adequately reserved to cover any losses it may incur in connection with this matter. In addition, any loss in excess of the Company's self-insured retention of $500,000 will be covered by its insurance.

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

   The Company is currently subject to a number of claims and legal actions that arose in the ordinary course of business, including FELA claims by its employees and personal injury claims (including wrongful death claims) by third parties. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company. However, adverse judgments in these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a materially adverse effect on the Company's financial condition and results of its operations.

14. FOREIGN AND DOMESTIC OPERATIONS

   Financial information by geographic area is as follows (in thousands):

                                              FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                  1998        1997       1996
                                                --------    --------   --------
Operating revenues from unaffiliated customers:
  United States ............................... $148,240    $135,992   $106,937
  Canada ......................................   12,780      12,799     14,169
                                                --------    --------   --------
     Total operating revenues ................. $161,020    $148,791   $121,106
                                                ========    ========   ========
Operating income:
  United States ............................... $ 24,344    $ 19,096   $ 17,793
  Canada ......................................    3,308       3,905      4,248
                                                --------    --------   --------
     Total operating income ................... $ 27,652    $ 23,001   $ 22,041
                                                ========    ========   ========
Identifiable assets:
  United States ............................... $311,498    $274,994   $220,857
  Canada ......................................   22,490      21,855     21,488
                                                --------    --------   --------
     Total identifiable assets ................ $333,988    $296,849   $242,345
                                                ========    ========   ========
15. ACQUISITIONS

   In November 1998, a wholly-owned subsidiary of the Company, Goderich-Exeter Railway ("GEXR") commenced operations on the Guelph Line under a lease arrangement with CN. The Guelph Line is a 99 mile rail line that operates between Silver and London, Ontario and connects with the GEXR at Stratford, Ontario.

                         RAILTEX, INC. AND SUBSIDIARIES

   In September 1998, the Company acquired approximately 10 miles of track in two separate five mile sections from the Burlington Northern and Santa Fe Railway ("BNSF") for approximately $810,000. One section is in Carthage, Missouri and the other is in Joplin, Missouri. Both sections are being operated as part of the Company's Missouri & Northern Arkansas Railroad ("MNAR"). This acquisition was funded through borrowings under the Company's U.S. Acquisition Facility and was accounted for as a purchase of assets.

   In June 1998, the Company acquired 100% of the outstanding stock of CPI. The stock was originally held in a voting trust pending Surface Transportation Board ("STB") approval, which was received effective July 1998. CPI was a privately held company which owned 100% of the stock of two railroads in Ohio and Indiana. The Central Railroad of Indianapolis ("CERA") operates almost 92 miles of rail line in north central Indiana under lease and trackage rights arrangements. The Central Railroad of Indiana ("CIND") owns and operates 81 miles of rail line between Cincinnati, Ohio and Shelbyville, Indiana. The purchase price was approximately $14.3 million including an approximately $14.0 million cash payment and the assumption of approximately $266,000 of long-term debt. The Company began actively operating the two railroads in August 1998. This acquisition was funded by borrowings under the Company's U.S. Acquisition Facility and was accounted for using the purchase method of accounting.

   The following unaudited pro forma results of operations for the years ended December 31, 1998 and 1997, assumes the acquisition of the CPI occured as of the beginning of the respective periods (in thousands, except per share amounts).

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                   1998                 1997
                                                -----------         -----------
                                                          (Unaudited)
Operating revenues .......................      $   163,953         $   155,790
                                                ===========         ===========
Net income ...............................      $    10,214         $    11,716
                                                ===========         ===========
Basic earnings per share .................      $      1.11         $      1.28
                                                ===========         ===========
Diluted earnings per share ...............      $      1.10         $      1.27
                                                ===========         ===========

   These pro forma results have been prepared for comparative purposes only and include certain adjustments such as depreciation expense as a result of a step-up in the basis of fixed assets and an adjustment of depreciable lives, additional amortization expense as a result of organization costs and increased interest expense on acquisition debt. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the periods specified, nor does such information purport to project the results of operations for any future date or period.

   In February 1997, a wholly-owned subsidiary of the Indiana & Ohio Rail Corp., Indiana & Ohio Railway Company ("IORY"), purchased substantially all of the assets of the former DTI from the Grand Trunk Western Railroad, Inc., a subsidiary of Canadian National Railways ("CN"). IORY acquired 146 miles of track for approximately $22.0 million and, with trackage rights, operates over 255 miles of track between Detroit, Michigan and Cincinnati, Ohio. IORY committed to return the former DTI track to Federal Railroad Administration Class IV standards, over a three year period. This rehabilitation project was completed during the year ended December 31, 1998. In addition, up to approximately $5.0 million of the purchase price is subject to reimbursement if certain levels of carloadings are not achieved within a specified time period, as detailed in the purchase and sale agreement. The Company expects to recover approximately $2.1 million plus interest related to this reimbursement agreement during the first quarter of 1999. The DTI acquisition was funded through borrowings under the Company's U.S. Acquisition Facility and was accounted for as a purchase of assets.

                         RAILTEX, INC. AND SUBSIDIARIES

   In December 1996, a wholly-owned subsidiary of the Company, the Pittsburgh Industrial Railroad, Inc. ("PIRR"), purchased from Consolidated Rail Corporation ("Conrail") certain assets consisting of 42 miles of track located in the Pittsburgh metropolitan area. The purchase price was approximately $3.0 million and was funded by borrowings under the Company's U.S. Acquisition Facility. This transaction was accounted for as a purchase of assets.

   In November 1996, a newly formed wholly-owned subsidiary of the Company, the Ontario L'Orignal Railway, Inc. ("OLOR"), purchased from CN certain assets consisting of 26 miles of track in eastern Ontario, Canada. The OLOR was granted rights by CN to operate the property and commenced operations in November 1996. The acquisition closed in December 1996. The purchase price was approximately CDN $1.1 million (U.S. $800,000) and was funded by borrowings under the Company's Canadian Acquisition Facility. This transaction was accounted for as a purchase of assets.

   In September 1996, a newly formed wholly-owned subsidiary of the Company, Connecticut Southern Railroad, Inc. ("CSOR"), purchased from Conrail certain assets including 23 miles of rail segments located in Connecticut and six locomotives. The CSOR was also granted rights to operate over an additional 55 miles of track, from just north of New Haven, Connecticut to Springfield, Massachusetts, under a freight operating agreement with Amtrak. The purchase price, approximately $3.5 million, was funded by borrowings under the Company's U.S. Acquisition Facility. This transaction was accounted for as a purchase of assets.

   In June 1996, the Company acquired 100% of the outstanding stock of the Indiana & Ohio Rail Corp. ("INOH"), an existing short line railroad headquartered in Cincinnati, Ohio. Through its subsidiaries, the INOH operates ten line segments totaling 230 miles of track in southwestern Ohio and southeastern Indiana. The purchase price was approximately $12.4 million including an approximate $8.9 million cash payment and the assumption of approximately $3.5 million of long-term debt, of which approximately $2.1 million was paid down after completion of the acquisition. This acquisition was funded by borrowings under the Company's U.S. Acquisition Facility and was accounted for using the purchase method of accounting.

   The following unaudited pro forma results of operations for the years ended December 31, 1996 and 1995, assumes the acquisition of the INOH occurred as of the beginning of the respective periods (in thousands, except per share amounts).

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                    1996               1995
                                                -----------         -----------
                                                          (Unaudited)

Operating revenues .......................      $   123,848         $   115,034
                                                ===========         ===========
Net income ...............................      $     9,828         $     7,253
                                                ===========         ===========
Basic earnings per share .................      $      1.08         $      0.83
                                                ===========         ===========
Diluted earnings per share ...............      $      1.06         $      0.82
                                                ===========         ===========

   These pro forma results have been prepared for comparative purposes only and include certain adjustments such as depreciation expense as a result of a step-up in the basis of fixed assets and an adjustment of depreciable lives, additional amortization expense as a result of organization costs and increased interest expense on acquisition debt. The unaudited pro forma information is not necessarily indicative of the results that would have occurred had such transactions actually taken place at the beginning of the periods specified, nor does such information purport to project the results of operations for any future date or period.

                         RAILTEX, INC. AND SUBSIDIARIES

16. COMPREHENSIVE INCOME

   During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive Income is defined as the total of net income and all other changes in equity of an enterprise that result from transactions and other economic events of a reporting period other than transactions with owners. The Company has chosen to disclose comprehensive income in the Consolidated Statements of Shareholders' Equity. For purposes of SFAS 130, the Company's other comprehensive income or loss was comprised of net currency translation adjustments. Paragraph 9(f) of Statement 109 "prohibits recognition of a deferred tax liability or asset for differences related to assets and liabilities that under FASB Statement No. 52, `Foreign Currency Translation,' are remeasured from the local currency into the functional currency using historical rates". Therefore, other comprehensive income is not being shown net of tax.

17. SEGMENT INFORMATION

   During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in annual and interim financial statements, requiring that public business enterprises report financial and descriptive information about its reportable segments based on a management approach. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. In applying the requirements of this statement, each of the Company's geographic areas described below were determined to be an operating segment as defined by the statement, but have been aggregated as allowed by the statement for reporting purposes. As a result, the Company continues to have one reportable segment, which is the operation of shortline railroads.

   The following table presents information about the Company by geographic area (in thousands).

                                            FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------------
                                        1998            1997              1996
                                      --------        ---------         --------
   Total Revenues:
      United States ..........        $146,358        $ 134,496         $105,971
      Canada .................          13,841           13,855           14,230
      Other foreign ..........             821              440              905
                                      --------        ---------         --------
           Total .............        $161,020        $ 148,791         $121,106
                                      ========        =========         ========
   Operating Income:
      United States ..........        $ 23,463        $  19,225         $ 16,985
      Canada .................           3,307            3,906            4,243
      Other foreign ..........             882             (130)             813
                                      --------        ---------         --------
           Total .............        $ 27,652        $  23,001         $ 22,041
                                      ========        =========         ========
   Assets:
      United States ..........        $280,717        $ 244,034         $194,330
      Canada .................          18,855           19,293           19,587
      Other foreign ..........          20,133           18,367           21,790
                                      --------        ---------         --------
           Total .............        $319,705        $ 281,694         $235,707
                                      ========        =========         ========

   During 1998, the Company served more than 1,100 customers who shipped and received a wide variety of products. Although most of the Company's railroads have a well-diversified customer base, several have one or two dominant customers. The Company's largest customer in 1998 and 1997 was Canadian National Railways ("CN"), representing 7.0% and 8.1% of operating revenues, respectively. The Company's largest customer in 1996 was Indianapolis Power & Light Company, representing 4.6% of operating revenues.

                         RAILTEX, INC. AND SUBSIDIARIES

   18. SUBSEQUENT EVENTS

   On January 13, 1999, the Brazilian government began to allow the Brazilian currency (Real) to trade freely against the U.S. dollar. As of March 1, 1999, the Real had devalued approximately 43% versus the U.S. dollar. As a result of the devaluation, the Company may establish a non-cash reserve against the value of its Brazilian investments at the end of the first quarter of 1999. The Company will determine the amount of the reserve based upon a review of the Brazilian railroad operations and of the devaluation of the Real. This reserve could adversely affect the Company's financial position and the results of its operations.

   In January 1999, a wholly-owned subsidiary of the Company, the Dallas, Garland and Northeastern Railroad ("DGNO") commenced operations on 89 miles of rail line north of Dallas, Texas ("North Dallas Lines") under a lease arrangement with Union Pacific Railroad. The North Dallas Lines connect to and will be operated as part of the DGNO.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   The following table sets forth information regarding the executive officers of the Company as of March 1, 1999.

     NAME                       AGE     POSITION
     ----                       ---     --------
     Ronald A. Rittenmeyer....   51     Chairman of the Board, President and
                                        Chief Executive Officer
     Thomas W. Arnst..........   36     Vice President, General Counsel and
                                        Secretary
     John M. Hovis............   46     Vice President-Operations
     Joseph P. Jahnke.........   35     Vice President and Chief Financial
                                        Officer
     Michael A. Nosil.........   52     Vice President-Administration
     Greg B. Petersen.........   36     Vice President-Strategic Planning and
                                        Development

   Mr. Rittenmeyer was elected Chairman of the Board of RailTex, Inc. in February 1999 and served as a Director since August 1998. Mr. Rittenmeyer has served as President and Chief Executive Officer of RailTex, Inc. since August 1998. Prior to joining RailTex, Mr. Rittenmeyer was President and Chief Operating Officer of Ryder TRS, Inc. from 1996 to August 1998. From 1995 to 1996, Mr. Rittenmeyer was President and Chief Operating Officer of Merisel, Inc. From 1994 to 1995, Mr. Rittenmeyer was with Burlington Northern, Inc. as Executive Vice President and most recently, Chief Operating Officer. Prior to 1994, Mr. Rittenmeyer was with Frito-Lay, Inc. for almost 20 years where he rose to become Vice President-Operations.

   Mr. Arnst has served as Vice President, General Counsel and Secretary of RailTex, Inc. since December 1998. Prior to joining RailTex, Mr. Arnst was Vice President, General Counsel and Secretary of Ryder TRS, Inc. from 1996 to December 1998. From 1987 to 1996, Mr. Arnst was with Ryder System, Inc., most recently as Division Counsel for its Commercial Leasing and Services Division.

   Mr. Hovis has served as Vice President-Operations of RailTex Service Co., Inc. ("RSC"), a subsidiary of RailTex, Inc., since December 1998. Prior to joining RailTex, Mr. Hovis provided consulting services to various organizations from May 1997 to November 1998. From October 1995 to February 1997, Mr. Hovis was employed by Burlington Northern Santa Fe Railway, most recently as Vice President-Merchandise Operations. From April 1970 to October 1995, Mr. Hovis was employed by Burlington Northern, Inc., most recently as Vice President-West Region.

   Mr. Jahnke has served as Vice President and Chief Financial Officer of RailTex, Inc. since November 1998. From May 1998 to November 1998, Mr. Jahnke was Treasurer of RailTex, Inc. From February 1997 to May 1998, Mr. Jahnke was Director of Finance and from September 1995 to February 1997, Mr. Jahnke was Manager of Treasury. Prior to joining RailTex, Mr. Jahnke was employed by Recognition International, Inc. as Manager of International Finance from October 1994 to September 1995. From December 1985 to October 1994, Mr. Jahnke was with Greyhound Lines, Inc., most recently as Senior Manager, Financial Planning and Analysis.

   Mr. Nosil has served as Vice President-Administration of RSC since September, 1997. From June 1996 to September 1997, Mr. Nosil was Vice President-Human Resources. Prior to joining RailTex, Mr. Nosil was a managing consultant for Hewitt Associates, LLC, an international human resources consulting firm, from 1993 to 1996. From 1975 to 1992, Mr. Nosil was employed by La Quinta Motor Inns, Inc., most recently as Vice President of Human Resources. Mr. Nosil was plant personnel manager in Arlington, Texas for NCR Corporation from 1972 to 1975.

   Mr. Petersen has served as Vice President-Strategic Planning and Development of RSC since November 1998. From May 1997 to November 1998, Mr. Petersen served as Vice President-Corporate Development. Prior to joining RailTex, from 1989 to 1997, Mr. Petersen served in a variety of corporate development positions with AMR, Inc. and its subsidiary, American Airlines, most recently as Managing Director, Corporate Development.

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

ITEM 11.  EXECUTIVE COMPENSATION

   Information regarding Executive Compensation is incorporated by reference to the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report on Form 10-K.

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

                                    PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      A. DOCUMENTS

      The following documents are filed as part of this Report:

           1.   FINANCIAL STATEMENTS                                                                                        PAGE
           Report of Independent Public Accountants.....................................................................     40
           Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.......................     41
           Consolidated Balance Sheets as of December 31, 1998 and 1997.................................................     42
           Consolidated Statements of Shareholders' Equity for the years ended
             December 31, 1998, 1997 and 1996...........................................................................     43
           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...................     44
           Notes to Consolidated Financial Statements...................................................................     45

      2. FINANCIAL STATEMENT SCHEDULES
         None

      3. EXHIBITS

   EXHIBIT
   NUMBER                      DESCRIPTION OF DOCUMENT
   ------                      -----------------------
     *3(i)  Restated Articles of Incorporation of the Company.

      3(ii) Amended and Restated Bylaws of the Company.

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

    #10.6 Fourth Amendment to Credit Agreement, dated December 5, 1996, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

    #10.7 Fifth Amendment to Credit Agreement, dated November 14, 1997, between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

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

   #10.32 Form of Severance Agreement between the Company and its executive officers.

   *10.33 Form of Indemnification Agreement between the Company and its officers and directors.

   *10.34 Form of Indemnification Agreement between RailTex Service Co., Inc. and its officers and directors.

   #10.35 Letter of Intent, dated February 11, 1998, confirming amendments to Loan Agreement between RailTex Canada, Inc., National Bank of Canada, as Agent and several financial institutions that are parties to the loan agreement.

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

*****10.41  The Note Agreement, dated as of September 1, 1995, between the
            Company and the Purchasers named on Schedule I to the Note
            Agreement.

  ##10.42 Sixth Amendment to Credit Agreement, dated September 4, 1998 between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

  ##10.43 Seventh Amendment to Credit Agreement, dated November 1, 1998 between the Company; Wells Fargo Bank (Texas), N.A.; as Agent and the several financial institutions that are parties to the Credit Agreement.

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

    10.49 Employment Agreement, dated as of January 1, 1998, between the Company and its Chairman of the Board.

   +10.50 Form of Split Dollar Insurance agreement between the Company and its Executive Officers.

  ++10.51 Agreement of Sale among RailTex, Inc. and Indiana & Ohio Rail Corp. and all of the shareholders of Indiana & Ohio Rail Corp.

++++10.52   The Note Agreement, dated as of July 22, 1997, between the Company and the Purchasers named on Schedule I to the Note Agreement.

  ##10.53 Severance Agreement, dated as of July 29, 1998, between the Company and its President and Chief Executive Officer.

  ##10.54 Employment Agreement, dated as of July 29, 1998, between the Company and its President and Chief Executive Officer.

    10.55   Form of Restricted Share Agreement.

    10.56 Purchase Agreement, dated as of November 4, 1998 by and among RailTex Global Investments, L.L.C., RailTex International Holdings, Inc. and GEEMF II Latin America, L.L.C.

    21.1    Subsidiaries of the Company.

    23.1    Consent of Arthur Andersen LLP.

    27.1    Financial Data Schedule.

    27.2 Restated Financial Data Schedule for the nine months ended September 30, 1998.

    27.3    Restated Financial Data Schedule for the six months ended June 30,
            1998.

    27.4 Restated Financial Data Schedule for the three months ended March 31, 1998.

--------------

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

      + These exhibits are incorporated by reference to the same Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

      # These exhibits are incorporated by reference to the same Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

      ## These exhibits are incorporated by reference to the same Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

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

                                             By:/s/ RONALD A. RITTENMEYER
                                             Name:  Ronald A. Rittenmeyer
                                             Title: Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                  SIGNATURES                                TITLE

/s/ RONALD A. RITTENMEYER     Chairman of the Board, President and
    Ronald A. Rittenmeyer       Chief Executive Officer

/s/ JOSEPH P. JAHNKE          Vice President-Finance and Chief Financial Officer
    Joseph P. Jahnke

/s/ JULIE B. HERBORT          Controller and Chief Accounting Officer
    Julie B. Herbort

/s/ BRUCE M. FLOHR            Founder and Chairman Emeritus
    Bruce M. Flohr

/s/ ROBERT M. AYRES, JR.      Director
    Robert M. Ayres, Jr.

/s/ LAURA D. DAVIES           Director
    Laura D. Davies

/s/ HEATHER J. GRADISON       Director
    Heather J. Gradison

/s/ ROBERT R. LENDE           Director
    Robert R. Lende

/s/ FERD. C. MEYER, JR.       Director
    Ferd. C. Meyer, Jr.

/s/ PALMER L. MOE             Director
    Palmer L. Moe

/s/ WILLIAM G. PAGONIS        Director
    William G. Pagonis