Form 10-Q
period 1999-03-31
RAILTEX INC
filed 1999-05-13
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the quarterly period ended
                                 March 31, 1999


                                       or

          [ ] Transition report pursuant to section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the transition period
               from _____________________ to _____________________

                        Commission File Number 34-022552


                                  RAILTEX, INC.
           ----------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     TEXAS                              74-1948121
       ------------------------------             ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)

       4040 BROADWAY, SUITE 200
            SAN ANTONIO, TEXAS                            78209
----------------------------------------          ----------------------
(Address of principal executive offices)                (Zip Code)


    Registrant's telephone number,
         including area code:                       (210) 841-7600
                                                  ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 [X]   YES                    [ ]  NO

Indicate the number of shares outstanding of the Registrant's Common Stock as of April 30, 1999: 9,286,126.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        RAILTEX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                                                            FOR THE THREE MONTHS
                                                                                                               ENDED MARCH 31,
                                                                                                        ---------------------------
                                                                                                           1999            1998 (1)
                                                                                                        ----------       ----------
OPERATING REVENUES ...............................................................................      $   45,405       $   38,412

OPERATING EXPENSES:
   Transportation ................................................................................          15,442           13,895
   General and administrative ....................................................................           8,020            5,500
   Equipment .....................................................................................           5,387            4,414
   Maintenance of way ............................................................................           4,650            4,580
   Depreciation and amortization .................................................................           4,140            3,263
                                                                                                        ----------       ----------
      Total operating expenses ...................................................................          37,639           31,652
                                                                                                        ----------       ----------

OPERATING INCOME .................................................................................           7,766            6,760

INTEREST EXPENSE .................................................................................          (2,673)          (2,688)

OTHER INCOME .....................................................................................             633              345
                                                                                                        ----------       ----------

INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE .........................................           5,726            4,417

INCOME TAXES .....................................................................................          (2,347)          (1,779)
                                                                                                        ----------       ----------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE ..............................................................      $    3,379       $    2,638
                                                                                                        ==========       ==========

CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) ....................................................            --             (1,703)

NET INCOME .......................................................................................      $    3,379       $      935
                                                                                                        ==========       ==========
BASIC EARNINGS PER SHARE:

   BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..................................      $     0.36       $     0.29
                                                                                                        ==========       ==========
   CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) .................................................      $     --         $    (0.19)
                                                                                                        ==========       ==========
   TOTAL .........................................................................................      $     0.36       $     0.10
                                                                                                        ==========       ==========
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING .......................................           9,274            9,171

DILUTED EARNINGS PER SHARE:

   BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ..................................      $     0.36       $     0.28
                                                                                                        ==========       ==========
   CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) .................................................      $     --         $    (0.18)
                                                                                                        ==========       ==========
   TOTAL .........................................................................................      $     0.36       $     0.10
                                                                                                        ==========       ==========

WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING .....................................           9,323            9,231

(1) Restated to reflect adoption of SOP 98-05 as of January 1, 1998.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                          MARCH 31,     DECEMBER 31,
                                                                                                           1999             1998
                                                                                                         ----------      ----------
                                 ASSETS                                                                  (UNAUDITED)      (AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .......................................................................     $    2,234      $    1,243
   Accounts receivable, less doubtful receivables of $732; $844 in 1998 ............................         34,887          33,866
   Prepaid expenses and other current assets .......................................................          3,098           4,848
   Deferred tax assets, net ........................................................................          1,906           1,906
                                                                                                         ----------      ----------
      Total current assets .........................................................................         42,125          41,863
                                                                                                         ----------      ----------

PROPERTY AND EQUIPMENT, NET ........................................................................        292,325         291,779
                                                                                                         ----------      ----------

OTHER ASSETS:
   Investments in Brazilian railroad companies .....................................................         19,994          19,994
   Other, net ......................................................................................         13,928           8,709
                                                                                                         ----------      ----------
      Total other assets ...........................................................................         33,922          28,703
                                                                                                         ----------      ----------

      Total assets .................................................................................     $  368,372      $  362,345
                                                                                                         ==========      ==========
                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term notes payable ........................................................................     $      108      $      215
   Current portion of long-term debt ...............................................................         10,573           8,568
   Accounts payable ................................................................................         25,990          20,574
   Accrued liabilities .............................................................................         14,844          17,729
                                                                                                         ----------      ----------
      Total current liabilities ....................................................................         51,515          47,086

DEFERRED INCOME TAXES, NET .........................................................................         28,929          30,294

LONG-TERM DEBT, LESS CURRENT PORTION ...............................................................        120,877         122,982

OTHER LIABILITIES ..................................................................................          8,287           6,835
                                                                                                         ----------      ----------
      Total liabilities ............................................................................        209,608         207,197
                                                                                                         ----------      ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN BRAZILIAN INVESTMENT ..........................................................         11,000          11,000
                                                                                                         ----------      ----------
SHAREHOLDERS' EQUITY:
    Preferred stock; $1.00 par value; 10 million shares authorized;
      no shares  issued or outstanding .............................................................           --              --
    Common stock; $.10 par value; 30 million shares authorized; issued and
      outstanding 9,286,126; 9,273,963 in 1998 .....................................................            929             927
    Paid-in capital ................................................................................         85,196          85,115
    Retained earnings ..............................................................................         63,357          59,976
    Deferred compensation ..........................................................................           (893)           (948)
    Accumulated other comprehensive income .........................................................           (825)           (922)
                                                                                                         ----------      ----------
      Total shareholders' equity ...................................................................        147,764         144,148
                                                                                                         ----------      ----------
      Total liabilities and shareholders' equity ...................................................     $  368,372      $  362,345
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

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                                             FOR THE THREE MONTHS
                                                                                                                ENDED MARCH 31,
                                                                                                           ------------------------
                                                                                                              1999         1998 (1)
                                                                                                           ----------    ----------
OPERATING ACTIVITIES:
   Net income ..........................................................................................   $    3,379    $      935
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ....................................................................        4,140         3,263
      Deferred income taxes ............................................................................       (1,401)         (414)
      Amortization of deferred financing costs .........................................................           97            97
      Provision for losses on accounts receivable ......................................................           41           103
      Gain on sale of assets ...........................................................................       (1,238)         (243)
      Cumulative effect of a change in accounting principle ............................................         --           2,747
      Changes in working capital:
         Accounts receivable ...........................................................................         (212)        2,169
         Prepaid expenses ..............................................................................        1,284          (311)
         Accounts payable and accrued liabilities ......................................................       (1,014)       (6,281)
                                                                                                           ----------    ----------
      Net cash provided by operating activities ........................................................        5,076         2,065
                                                                                                           ----------    ----------

INVESTING ACTIVITIES:
   Purchase of property and equipment ..................................................................       (3,781)       (6,567)
   Proceeds from sale of property and equipment ........................................................          414           279
   Increase in other long-term assets ..................................................................         (366)         (177)
                                                                                                           ----------    ----------
      Net cash used in investing activities ............................................................       (3,733)       (6,465)
                                                                                                           ----------    ----------

FINANCING ACTIVITIES:
   Payments of short-term notes payable, net ...........................................................         (107)         (342)
   Proceeds from long-term debt ........................................................................         --           3,000
   Principal payments on long-term debt ................................................................       (2,324)         (669)
   Net increase in working capital facility ............................................................        2,000         3,000
   Sale of common stock pursuant to stock options ......................................................           82           199
   Other ...............................................................................................         --              (1)
                                                                                                           ----------    ----------
      Net cash provided (used) by financing activities .................................................         (349)        5,187
                                                                                                           ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................................................           (3)           (3)
                                                                                                           ----------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ................................................................          991           784

CASH AND CASH EQUIVALENTS, beginning of period .........................................................        1,243           570
                                                                                                           ----------    ----------

CASH AND CASH EQUIVALENTS, end of period ...............................................................   $    2,234    $    1,354
                                                                                                           ==========    ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The interim consolidated financial statements presented herein include the accounts of RailTex, Inc. and its wholly-owned subsidiaries. References to "RailTex" or the "Company" mean RailTex, Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All adjustments have been made to the accompanying interim consolidated financial statements which are, in the opinion of the Company's management, necessary for a fair presentation of the Company's operating results. All adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

2.   RECENTLY ISSUED PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this statement. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

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

                                                                                                             FOR THE THREE MONTHS
                                                                                                                ENDED MARCH 31,
                                                                                                           ------------------------
                                                                                                              1999          1998
                                                                                                           ----------    ----------
NUMERATOR:
   Net income before cumulative effect of a change in accounting principle ............................    $    3,379    $    2,638

   Cumulative effect of a change in accounting principle (net of income taxes) ........................          --          (1,703)
                                                                                                           ----------    ----------
   Net income .........................................................................................    $    3,379    $      935
                                                                                                           ==========    ==========
DENOMINATOR:
   Weighted average number of basic share of common stock outstanding .................................         9,274         9,171

   Effect of dilutive stock options ...................................................................            49            60
                                                                                                           ----------    ----------
   Weighted average number of diluted shares of common stock outstanding ..............................         9,323         9,231
                                                                                                           ==========    ==========
BASIC EARNINGS PER SHARE:
   Before cumulative effect of a change in accounting principle .......................................    $     0.36    $     0.29

   Cumulative effect of a change in accounting principle (net of income taxes) ........................          --           (0.19)
                                                                                                           ----------    ----------
   Total ..............................................................................................    $     0.36    $     0.10
                                                                                                           ==========    ==========
DILUTED EARNINGS PER SHARE:
   Before cumulative effect of a change in accounting principle .......................................    $     0.36    $     0.28

   Cumulative effect of a change in accounting principle (net of income taxes) ........................          --           (0.18)
                                                                                                           ----------    ----------
   Total ..............................................................................................    $     0.36    $     0.10
                                                                                                           ==========    ==========

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                             FOR THE THREE MONTHS
                                                                                                                ENDED MARCH 31,
                                                                                                          --------------------------
                                                                                                             1999            1998
                                                                                                          ----------      ----------
Cash paid during the period for:
   Interest ........................................................................................      $    4,318      $    4,551
   Income taxes ....................................................................................             344             590
Non-cash investing and financing activities:
   Capital leases ..................................................................................              31             554
   Grants ..........................................................................................           5,185             107
   Tax benefit from exercise of non-qualified stock options ........................................              37              76

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

      The Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. The Company had entered into several commodity collar transactions to hedge market risks of diesel fuel prices. The first collar was effective April 1, 1998 and terminated March 31, 1999 and represented notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4375 per gallon. This transaction hedges approximately 16% of the Company's estimated monthly diesel fuel consumption. The second collar is effective July 1, 1998 and terminates June 30, 1999 and represents notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4490 per gallon. This transaction hedges approximately 16% of the Company's estimated monthly diesel fuel consumption.

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

6.   RESTRICTED STOCK AWARDS

      In 1998, the Company, under the 1993 Stock Plan, as amended ("Plan"), granted 80,000 restricted shares in the form of the Company's common stock to several key executives. The restricted shares vest ratably over three to five years or immediately in the event of a change in control, death, disability or termination, other than for cause. The unvested portion of the restricted shares forfeit if the key executives are terminated for cause during the restriction period. The awards were recorded at the fair market value of the Company's common stock on the date of grant as deferred compensation and will be amortized over the restriction period. For the three months ended March 31, 1999, the Company recorded compensation expense of $55,704.

7.   COMMITMENTS AND CONTINGENCIES

      The Company has added railroad properties to its portfolio through the purchase of track and roadbed, lease of such assets and contracts to operate such assets under management agreements. These arrangements typically relate only to the physical assets of the railroad property and, except for the purchases of Central Properties, Inc. ("CPI") and Indiana & Ohio Rail Corp. ("IORC"), which were structured as acquisitions of stock, the Company typically does not contractually assume any of the operations or liabilities of the divesting carriers.

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

      In August 1995, the Company entered into a ten year Information Technology Services Agreement ("ITS Agreement") with Electronic Data Systems Corporation ("EDS"). Under the ITS Agreement, EDS is responsible for the management information systems of the Company, including developing, obtaining licenses for and maintaining new software for the Company, coordinating the acquisition and maintenance of computers and related equipment and coordinating the maintenance of the Company's existing software. The Company currently pays EDS $2.0 million annually which is subject to annual escalation based on the Consumer Price Index. The ITS Agreement is subject to earlier termination under certain limited conditions.

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

      In December 1996, a corporation filed a construction lien against one of the Company's railroads in the amount of approximately $600,000. The alleged basis for the construction lien is the provision by the plaintiff of labor and materials to the Company's railroad in connection with a train derailment in August 1996, which derailment the Company believes was caused primarily by the plaintiff. In March 1997, the Company filed a complaint in Federal Court for approximately $700,000 incurred by the Company in connection with such derailment and the plaintiff's State claim was combined in the Federal litigation. The Company is vigorously pursuing its claim and defending the plaintiff's claim. Trial was originally scheduled for December 1998, but was rescheduled to July 1999. The Company is unable to predict the outcome of the trial; however, the Company believes it is adequately reserved to cover any losses it may incur in connection with this matter. In addition, any loss in excess of $600,000 will be covered by its insurance.

      The Company is currently subject to a number of claims and legal actions that arose in the ordinary course of business, including Federal Employers' Liability Act claims by its employees and personal injury claims (including wrongful death claims) by third parties. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company. However, adverse judgments in these claims, individually or in the aggregate, in excess of related reserves and applicable insurance, could have a materially adverse effect on the Company's financial condition and results of its operations.

8.   COMPREHENSIVE INCOME

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

9.   SEGMENT INFORMATION

   The following table presents information about the Company by geographic area (in thousands).

                                                                                                          FOR THE THREE MONTHS
                                                                                                             ENDED MARCH 31,
                                                                                                     -------------------------------
                                                                                                        1999                 1998
                                                                                                     ----------           ----------
Total Revenues:
      United States ......................................................................           $   40,170           $   34,699
      Canada .............................................................................                4,982                3,629
      Other foreign ......................................................................                  253                   84
                                                                                                     ----------           ----------
           Total .........................................................................           $   45,405           $   38,412
                                                                                                     ==========           ==========
Operating Income:
      United States ......................................................................           $    6,485           $    5,533
      Canada .............................................................................                1,037                1,176
      Other foreign ......................................................................                  244                   51
                                                                                                     ----------           ----------
           Total .........................................................................           $    7,766           $    6,760
                                                                                                     ==========           ==========
Assets:
      United States ......................................................................           $  286,167           $  245,675
      Canada .............................................................................               19,311               19,447
      Other foreign ......................................................................               19,994               17,976
                                                                                                     ----------           ----------
           Total .........................................................................           $  325,472           $  283,098
                                                                                                     ==========           ==========

10.     SUBSEQUENT EVENTS

      In April 1999, the Company completed the refinancing and expansion of its senior revolving credit facility to $175 million. The three year agreement consists of a syndicate of ten banks, led by Chase Bank of Texas, N.A., who serves as administrative agent. The facility allows for an equivalent of U.S. $20 million to be allocated for use in Canada. The facility will be used to finance acquisitions, capital expenditures, working capital and other general corporate purposes. Interest payment periods range from one month to six months depending on the type of loan. Interest rates also vary depending on the type of loan. All borrowings become due and payable in April 2002. The unused portion of the Refinanced Senior Bank Facility is subject to a 0.30% to 0.50% commitment fee based on certain ratios.

      In April 1999, the Company transferred the operations of the Northeast Kansas & Missouri Railroad ("NEKM") to Union Pacific ("UP"). The Company also transferred the operations of the New Orleans Lower Coast Railroad ("NOLR") to the New Orleans & Gulf Coast Railway Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

      This Form 10-Q contains certain "forward-looking" statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailTex, Inc. and its subsidiaries that are based on the beliefs of the Company's management and that involve known and unknown risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, currency risks, competitive factors, general economic conditions, customer relations, relationships with vendors, fuel costs, the interest rate environment, governmental regulation and supervision, seasonality, technological change, changes in industry practices, one-time events and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements.

GENERAL

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

      For the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, New Railroad Properties include the Central Railroad of Indianapolis ("CERA") and the Central Railroad of Indiana ("CIND").

RECENT DEVELOPMENTS

      In April 1999, the Company successfully completed the refinancing and expansion of its senior revolving credit facility to $175 million. The three year agreement consists of a syndicate of ten banks, led by Chase Bank of Texas, N.A., who serves as administrative agent. The facility allows for an equivalent of U.S. $20 million to be allocated for use in Canada. The unused portion of the Refinanced Senior Bank Facility is subject to a 0.30% to 0.50% commitment fee based on certain ratios.

      In April 1999, the Company completed the divestiture of the Northeast Kansas & Missouri Railroad ("NEKM") to Union Pacific ("UP"), for approximately $3.2 million. The Company also completed the divestiture of the assets of the New Orleans Lower Coast Railroad ("NOLR") to the New Orleans & Gulf Coast Railway Company for approximately $5.2 million.

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

      The Company, through its wholly-owned subsidiary, RailTex International Holdings ("RIHI"), currently owns equity interests in the Ferrovia Centro Atlantica, S.A. ("FCA") and the Ferrovia Sul Atlantico, S.A. ("FSA"), which operate railroads in Brazil. The continuing economic uncertainty existing in Brazil has impacted the ability of FCA and FSA to finance short-term capital needs. As a result, during the first quarter of 1999 the Board of Directors of FSA implemented a call for additional capital contributions from existing shareholders. The Company did not participate in the capital call and, as a result, its equity percentage in FSA will be diluted. The respective Boards of Directors of FCA and FSA may implement additional capital contribution calls from existing shareholders in the future. The Company may or may not choose to participate in such capital calls. In the event that the Company does not participate, its equity percentage could be further diluted.

      On December 31, 1998, RIHI closed the sale of 49.5% interest in its Brazilian railroad investments to Global Environment Fund ("GEF"), a Washington, D.C. based investment fund, for $11 million. RIHI retained the remaining 50.5% interest; however, under a related agreement RIHI can be required to repurchase GEF's interest (i) after five years at a price equal to the lower of 95% of the appraised fair market value or certain collar amounts provided for in the related agreement or (ii) at any time in the event RIHI and GEF disagree on any matter requiring a unanimous decision, GEF offers to purchase RIHI's interest and RIHI does not want to sell, in which case RIHI must purchase GEF's interest at the same price GEF offered to purchase RIHI's interest.

      As a result of the acquisition of Consolidated Rail Corporation ("Conrail") by CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS"), Conrail's rail lines will be divided between CSX and NS which may cause revenue to be diverted from the New England Central Railroad, Inc. ("NECR") and the Indiana Southern Railroad, Inc. ("ISRR"), wholly-owned subsidiaries of RailTex. In addition, the Indiana and Ohio Rail Corp. ("INOH"), a wholly owned subsidiary of RailTex, believes the division of rail lines between CSX and NS will cause operating inefficiencies for INOH. The Company believes the effect on revenues and operating efficiencies will be immaterial.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      The Company's net income for the three months ended March 31, 1999 increased by approximately $2.4 million to $3.4 million from $0.9 million in the prior year period and basic and diluted earnings per share increased to $0.36 per share from $0.10 per share in the prior year period.

      OPERATING REVENUES. Operating revenues for the three months ended March 31, 1999 increased by $7.0 million, or 18%, to $45.4 million from $38.4 million in the prior year period. Carloads transported increased by 28,608 carloads, or 23%, to 155,401 carloads from 126,793 carloads in the prior year period.

      Freight revenues for the three months ended March 31, 1999 increased by $4.9 million, or 14.9%, to $38.1 million from $33.2 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended March 31, 1999 and 1998.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                    AVERAGE FREIGHT
                                                                                                                     REVENUES PER
                                          FREIGHT REVENUES                              CARLOADS                       CARLOAD(1)
                               --------------------------------------    --------------------------------------    -----------------
                                      1999                1998                 1999                 1998             1999      1998
                               -----------------    -----------------    -----------------    -----------------    --------  -------
COMMODITY GROUP                           %  OF                %  OF                %  OF                %  OF
---------------                DOLLARS    TOTAL     DOLLARS    TOTAL      NUMBER    TOTAL      NUMBER    TOTAL
                               --------  -------    --------  -------    --------  -------    --------  -------
Lumber and forest products ..  $  6,780     17.8%   $  6,648     20.0%     17,135     11.0%     16,847     13.3%   $    396  $   395
Chemicals ...................     4,875     12.8       4,069     12.3      15,035      9.7      12,716     10.0         324      320
Coal ........................     4,634     12.2       4,503     13.6      26,301     16.9      25,861     20.4         176      174
Farm products ...............     3,544      9.3       2,758      8.3      15,387      9.9      10,864      8.6         230      254
Scrap paper & paper products.     3,171      8.3       2,907      8.8      10,012      6.4       8,809      6.9         317      330
Scrap metal & metal products.     3,027      7.9       3,022      9.1      10,805      7.0      10,590      8.4         280      285
Railroad equipment ..........     2,938      7.7       1,060      3.2      22,514     14.5       7,001      5.5         131      151
Autos and auto parts ........     1,946      5.1       1,406      4.2      10,012      6.4       7,914      6.2         194      178
Food products ...............     1,739      4.6       1,676      5.1       6,461      4.2       6,237      4.9         269      269
Non-metallic ores ...........     1,731      4.5       1,527      4.6       9,641      6.2       8,029      6.3         180      190
Minerals & stone ............     1,547      4.1       1,232      3.7       4,808      3.1       3,596      2.8         322      343
Petroleum products ..........     1,101      2.9       1,311      4.0       3,242      2.1       3,569      2.8         340      367
Other .......................     1,080      2.8       1,065      3.1       4,048      2.6       4,760      3.9         267      224
                               --------  -------    --------  -------    --------  -------    --------  -------
     Total ..................  $ 38,113    100.0%   $ 33,184    100.0%    155,401    100.0%    126,793    100.0%   $    245  $   262
                               ========  =======    ========  =======    ========  =======    ========  =======

-------------------
(1) Calculated as freight revenues divided by carloads.

      The increase in freight revenues and carloadings is primarily due to increases in railroad equipment, farm products, chemicals and autos and auto parts primarily as a result of increases in business for existing customers and the acquisition of CERA and CIND.

      Non-freight revenues for the three months ended March 31, 1999 increased by approximately $2.1 million, or 39.5%, to $7.3 million from $5.2 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 16.1% and 13.6% of operating revenues in the three months ended March 31, 1999 and 1998, respectively. The increase in non-freight revenues is primarily due to a gain on sale of operating assets and increases in demurrage and car repair.

      OPERATING EXPENSES. Operating expenses for the three months ended March 31, 1999 increased by $6.0 million, or 19%, to $37.6 million from $31.7 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) increased for the period to 82.9% from 82.4% in the prior year period, primarily a result of increases in purchased services and casualties and insurance.

      The following table sets forth a comparison of the Company's operating expenses during the three month periods ended March 31, 1999 and 1998, in dollars and as a percentage of operating revenues:

                        OPERATING EXPENSES COMPARISON
                             (dollars in thousands)

                                                                                  1999                             1998
                                                                        --------------------------       --------------------------
                                                                                          % OF                             % OF
                                                                                        OPERATING                        OPERATING
                                                                         DOLLARS         REVENUES         DOLLARS         REVENUES
                                                                        ----------      ----------       ----------      ----------
Labor and benefits ...............................................      $   13,770            30.3%      $   11,841            30.8%
Equipment rents ..................................................           5,141            11.3            4,300            11.2
Depreciation and amortization ....................................           4,140             9.1            3,263             8.5
Diesel fuel ......................................................           2,519             5.6            2,651             6.9
Purchased services ...............................................           3,257             7.2            2,256             5.9
Casualties and insurance .........................................           2,226             4.9            1,520             4.0
Materials ........................................................           1,535             3.4            1,396             3.6
Joint facilities .................................................           1,240             2.7            1,263             3.3
Other ............................................................           3,811             8.4            3,162             8.2
                                                                        ----------      ----------       ----------      ----------
   Total .........................................................      $   37,639            82.9%      $   31,652            82.4%
                                                                        ==========      ==========       ==========      ==========

      Labor and benefits for the three months ended March 31, 1999 increased by $1.9 million, or 16%, to $13.7 million from $11.8 million in the prior year period. The increase in labor and benefits is primarily a result of increased business on existing properties and the acquisition of new properties.

      Equipment rents for the three months ended March 31, 1999 increased by approximately $841,000, or 20%, to $5.1 million from $4.3 million in the prior year period. The increase in equipment rents is primarily attributable to an increase in locomotive leases and an increase in car hire expense at several of the Company's properties.

      Depreciation and amortization for the three months ended March 31, 1999 increased by approximately $877,000, or 27%, to $4.1 million from $3.3 million in the prior year period. The increase in depreciation and amortization is primarily a result of capital asset additions in 1998 and first quarter 1999.

      Diesel fuel expense for the three months ended March 31, 1999 decreased by approximately $132,000, or 5%, to $2.5 million from $2.6 million in the prior year period. The decrease in diesel fuel expense is primarily a result of a $0.10 per gallon decrease in average fuel prices as compared to the prior year period.

      Purchased services for the three months ended March 31, 1999 increased by approximately $1.0 million, or 44%, to $3.3 million from $2.3 million in the prior year period. The increase in purchased services is primarily a result of increased legal expenses and expenses related to information technology.

      Casualties and insurance expense for the three months ended March 31, 1999 increased by approximately $706,000, or 46%, to $2.2 million from $1.5 million in the prior year period. The increase in casualties and insurance expense is a result of increased derailment costs.

      Materials expense for the three months ended March 31, 1999 increased by approximately $139,000, or 10%, to $1.5 million from $1.4 million in the prior year period. The increase in materials expense is primarily due to an increase in locomotive materials.

      Joint facilities expense for the three months ended March 31, 1999 decreased by approximately $23,000 or 2%, due primarily to purchasing certain track that trackage rights were being paid on in the first quarter of 1998.

      Other expenses for the three months ended March 31, 1999 increased approximately $649,000, or 21%, to $3.8 million from $3.2 million in the prior year period. The increase in other expenses is primarily attributable to increases in property taxes and crew transportation expenses.

      INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 remained relatively flat, decreasing approximately $14,000.

      OTHER INCOME. For the three months ended March 31, 1999 other income was approximately $633,000 as compared to approximately $345,000 in the prior year period primarily as a result of interest income owed to the Company from a Class I railroad and a net gain from the sale of non-operating assets for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

      During the three months ended March 31, 1999, the Company generated cash from operations of $5.1 million which was primarily used to fund capital expenditures as follows (in thousands):

            Track.......................................... $1,919
            Locomotives....................................  1,621
            Technology.....................................    138
            Other..........................................    103
                                                            ------
                                                            $3,781
                                                            ======

      At March 31, 1999, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling, in U.S. Dollars, $131.5 million, which constituted 47.1% of its total capitalization. Comparable figures at December 31, 1998 were $131.6 million and 47.7%, respectively.

      At March 31, 1999, availability under the Company's $75.0 million U.S. acquisition facility, $10.0 million U.S. working capital facility, CDN $25.0 million Canadian acquisition agreement, and CDN $5.0 million Canadian working capital facility was, in U.S. dollars, $58.4 million, $6.0 million, $16.6 million and $1.3 million, respectively. The unused portion of all of the Company's senior bank credit facilities are subject to a 0.25% commitment fee.

      The Company currently anticipates that its maintenance capital expenditure requirements in 1999 for track, locomotives and equipment will be approximately $20.0 million. Additionally, computer hardware, software and related capital expenditures are currently expected to be approximately $2.0 million.

      Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to debt service. At March 31, 1999, the Company was in compliance with all such covenants.

   The Company believes its cash flow from operations together with the amounts available under its Refinanced

Senior Bank Facility will allow it to meet its liquidity and capital expenditure requirements for railroads it currently operates through the expiration of the facility in April 2002.

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

ACCOUNTING MATTERS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this statement. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

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

YEAR 2000 COMPLIANCE

      The Company has completed its assessment of its Year 2000 compliance. This assessment included a review of all of the Company's information technology systems. The Company currently believes that its largest information technology applications are Year 2000 compliant. However, the Company will continue to conduct testing on certain of those systems through July 1999. The Company has determined that certain components of its information technology infrastructure are not Year 2000 compliant. These components include servers, components of its wide area network and certain personal computer software packages. The Company plans to upgrade all of these non-compliant components to make them Year 2000 compliant by November 1999. The total estimated external cost associated with these upgrades are approximately $300,000, of which approximately $175,000 has already been incurred. Internal costs associated with these upgrades primarily consist of payroll and related costs for Company employees and the portion of the EDS information technology outsourcing fees allocated to Year 2000 remediation. Such costs total approximately $650,000, of which about two-thirds has not yet been incurred.

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

      As an additional part of its assessment, the Company has been investigating the Year 2000 compliance status of its vendors and customers. The Company has completed its assessment of the status of its product vendors and the results of that compliance are included in the above disclosures. The Company has not been able to determine the compliance status of the majority of its service vendors due to unresponsiveness from the vendors. Should any of its significant vendors fail to become Year 2000 compliant, the Company plans to switch to vendors that are Year 2000 compliant. The Company has determined that approximately 59% of its customers are or expect to become Year 2000 compliant. The Company has been unable to determine the status of the remaining 41% of its customers, again due to unresponsiveness. However, the Company is continuing to contact the unresponsive service vendors and customers in order to determine their Year 2000 compliance status. If any of the Company's significant vendors or customers fail to successfully and timely achieve Year 2000 compliance, the Company's business or operations may be adversely affected.

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

      The above disclosure concerning the Company's Year 2000 compliance, and that of its vendors and customers, contains "forward-looking" statements that are based upon the beliefs of the Company's management and are subject to all of the qualifications set forth at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A).  EXHIBITS

   EXHIBIT
   NUMBER   DESCRIPTION OF DOCUMENT
   -------  -----------------------
    10.57   Loan Agreement, dated as of April 30, 1999, among RailTex, Inc.
            and Chase Bank of Texas.

     27.1   Financial Data Schedule.

(B).  REPORTS ON FORM 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                          RAILTEX, INC.


Date: May 13, 1999                        By:/s/ JOSEPH P. JAHNKE
                                          Name:  JOSEPH P. JAHNKE
                                          Title: Vice President, Finance and
                                                 Chief Financial Officer