Form 10-Q
period 1999-06-30
RAILTEX INC
filed 1999-08-13
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ___________________


                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

                                  June 30, 1999

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

                [X] YES                      [ ] NO

Indicate the number of shares outstanding of the Registrant's Common Stock as of July 31, 1999: 9,293,214.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                              FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                   ENDED JUNE 30,
                                                           -------------------------         -------------------------
                                                             1999            1998(1)           1999            1998(1)
                                                           --------         --------         --------         --------
OPERATING REVENUES .................................       $ 44,920         $ 39,135         $ 90,325         $ 77,547

OPERATING EXPENSES:
   Transportation ..................................         15,242           13,322           30,635           27,216
   General and administrative ......................          8,278            6,971           16,348           12,471
   Equipment .......................................          5,009            4,790           10,396            9,205
   Maintenance of way ..............................          4,270            4,157            8,920            8,737
   Depreciation and amortization ...................          4,053            3,399            8,193            6,662
                                                           --------         --------         --------         --------
      Total operating expenses .....................         36,852           32,639           74,492           64,291
                                                           --------         --------         --------         --------

OPERATING INCOME ...................................          8,068            6,496           15,833           13,256

INTEREST EXPENSE ...................................         (2,651)          (2,669)          (5,324)          (5,356)

OTHER INCOME .......................................            386              202            1,020              548
                                                           --------         --------         --------         --------

INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE .........................          5,803            4,029           11,529            8,448

INCOME TAXES .......................................         (2,320)          (1,402)          (4,668)          (3,182)
                                                           --------         --------         --------         --------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE ................       $  3,483         $  2,627         $  6,861         $  5,266

CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) ......           --               --               --             (1,703)
                                                           --------         --------         --------         --------


NET INCOME .........................................       $  3,483         $  2,627         $  6,861         $  3,563
                                                           ========         ========         ========         ========

BASIC EARNINGS PER SHARE:

   BEFORE CUMULATIVE EFFECT OF
      A CHANGE IN ACCOUNTING PRINCIPLE .............       $   0.38         $   0.29         $   0.74         $   0.58

   CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) ...           --               --               --              (0.19)
                                                           --------         --------         --------         --------

   TOTAL ...........................................       $   0.38         $   0.29         $   0.74         $   0.39
                                                           ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
   BASIC COMMON SHARES OUTSTANDING .................          9,286            9,189            9,281            9,180

DILUTED EARNINGS PER SHARE:

   BEFORE CUMULATIVE EFFECT OF
      A CHANGE IN ACCOUNTING PRINCIPLE .............       $   0.37         $   0.28         $   0.74         $   0.57

   CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE (NET OF INCOME TAXES) ...           --               --               --              (0.18)
                                                           --------         --------         --------         --------

   TOTAL ...........................................       $   0.37         $   0.28         $   0.74         $   0.39
                                                           ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
   DILUTED COMMON SHARES OUTSTANDING ...............          9,350            9,238            9,336            9,234

(1) Restated to reflect adoption of SOP 98-5 as of January 1, 1998.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  1999           1998
                                                                             -------------   --------------
                  ASSETS                                                      (UNAUDITED)      (AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ............................................      $   5,103       $   1,243
   Accounts receivable, less doubtful receivables of $1,202; $844 in 1998         30,872          33,866
   Prepaid expenses and other current assets ............................          4,566           4,848
   Deferred tax assets, net .............................................          1,906           1,906
                                                                               ---------       ---------
      Total current assets ..............................................         42,447          41,863
                                                                               ---------       ---------

PROPERTY AND EQUIPMENT, less accumulated depreciation of
   $59,780; $54,194 in 1998 .............................................        289,845         291,779
                                                                               ---------       ---------

OTHER ASSETS:
   Investments in Brazilian railroad companies ..........................         19,994          19,994
   Other, net ...........................................................         13,527           8,709
                                                                               ---------       ---------
      Total other assets ................................................         33,521          28,703
                                                                               ---------       ---------

      Total assets ......................................................      $ 365,813       $ 362,345
                                                                               =========       =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term notes payable .............................................      $    --         $     215
   Current portion of long-term debt ....................................          1,140           8,568
   Accounts payable .....................................................         27,627          20,574
   Accrued liabilities ..................................................         16,339          17,729
                                                                               ---------       ---------
      Total current liabilities .........................................         45,106          47,086

DEFERRED INCOME TAXES, NET ..............................................         30,449          30,294

LONG-TERM DEBT, LESS CURRENT PORTION ....................................        121,776         122,982

OTHER LIABILITIES .......................................................          5,482           6,835
                                                                               ---------       ---------

      Total liabilities .................................................        202,813         207,197
                                                                               ---------       ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN BRAZILIAN INVESTMENT ...............................         11,000          11,000
                                                                               ---------       ---------

SHAREHOLDERS' EQUITY:
   Preferred stock; $1.00 par value; 10 million shares authorized;
     no shares  issued or outstanding ...................................           --              --
   Common stock; $.10 par value; 30 million shares authorized; issued and
     outstanding 9,286,126; 9,273,963 in 1998 ...........................            929             927
   Paid-in capital ......................................................         85,190          85,115
   Retained earnings ....................................................         66,839          59,976
   Deferred compensation ................................................           (830)           (948)
   Accumulated other comprehensive income ...............................           (128)           (922)
                                                                               ---------       ---------
      Total shareholders' equity ........................................        152,000         144,148
                                                                               ---------       ---------

      Total liabilities and shareholders' equity ........................      $ 365,813       $ 362,345
                                                                               =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                          -----------------------
                                                                                             1999         1998(1)
                                                                                          --------       --------
OPERATING ACTIVITIES:
   Net income ......................................................................      $  6,861       $  3,563
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................         8,193          6,662
      Deferred income taxes ........................................................            20          1,368
      Amortization of deferred financing costs .....................................           229            195
      Provision for losses on accounts receivable ..................................           284              6
      Gain on sale of assets .......................................................        (1,836)          (409)
      Cumulative effect of a change in accounting principle ........................          --            2,747
      Other ........................................................................           224             32
      Changes in working capital:
        Accounts receivable ........................................................         2,710          6,175
        Prepaid expenses ...........................................................          (184)           545
        Accounts payable and accrued liabilities ...................................        (1,539)        (8,301)
                                                                                          --------       --------
      Net cash provided by operating activities ....................................        14,962         12,583
                                                                                          --------       --------

INVESTING ACTIVITIES:
   Purchase of investment in Central Properties, Inc. ..............................          --          (14,020)
   Purchase of property and equipment ..............................................       (12,808)       (16,405)
   Proceeds from sale of property and equipment ....................................        11,060            457
   Decrease (increase) in other long-term assets ...................................           615           (349)
                                                                                          --------       --------
      Net cash used in investing activities ........................................        (1,133)       (30,317)
                                                                                          --------       --------

FINANCING ACTIVITIES:
   Payments of short-term notes payable, net .......................................          (215)          (570)
   Proceeds from long-term debt ....................................................          --           19,500
   Principal payments on long-term debt ............................................        (2,929)        (1,387)
   Net (decrease) increase in working capital facility .............................        (6,555)         1,000
   Issuance of common stock pursuant to stock options ..............................            82            247
   Deferred financing costs ........................................................          (758)            (3)
                                                                                          --------       --------
      Net cash (used in) provided by financing activities ..........................       (10,375)        18,787
                                                                                          --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................................           406            (28)
                                                                                          --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................................         3,860          1,025

CASH AND CASH EQUIVALENTS, beginning of period .....................................         1,243            570
                                                                                          --------       --------

CASH AND CASH EQUIVALENTS, end of period ...........................................      $  5,103       $  1,595
                                                                                          ========       ========

(1) Restated to reflect adoption of SOP 98-5 as of January 1, 1998.


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

2. RECENTLY ISSUED PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this statement. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to June 15, 2000. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires costs associated with start-up activities to be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 for the year ended December 31, 1998. This adoption resulted in the recognition of a non-recurring charge of approximately $1,703,000 (net of income taxes) entitled, "Cumulative effect of a change in accounting principle (net of income taxes)" in the accompanying consolidated financial statements. Prior to the adoption of SOP 98-5, the Company capitalized the costs associated with start-up activities, including the acquisition of new railroad properties, and amortized those costs over five years. Prospectively, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties in the period of acquisition.

                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (unaudited)

3. EARNINGS PER SHARE

      The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations (in thousands, except per share amounts).

                                                     FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                        ENDED JUNE 30,           ENDED JUNE 30,
                                                     --------------------     ---------------------
                                                       1999        1998        1999         1998
                                                      ------      ------      ------      ---------
NUMERATOR:
   Net income before cumulative effect of
      a change in accounting principle .........      $3,483      $2,627      $6,861      $   5,266

   Cumulative effect of a change in
      accounting principle (net of income taxes)        --          --          --           (1,703)
                                                      ------      ------      ------      ---------

   Net income ..................................      $3,483      $2,627      $6,861      $   3,563
                                                      ======      ======      ======      =========



DENOMINATOR:
   Weighted average number of basic shares of
      common stock outstanding .................       9,286       9,189       9,281          9,180

   Effect of dilutive stock options ............          64          49          55             54
                                                      ------      ------      ------      ---------

   Weighted average number of diluted shares of
      common stock outstanding .................       9,350       9,238       9,336          9,234
                                                      ======      ======      ======      =========

BASIC EARNINGS PER SHARE:
   Before cumulative effect of
      a change in accounting principle .........      $ 0.38      $ 0.29      $ 0.74      $    0.58

   Cumulative effect of a change in
      accounting principle (net of income taxes)        --          --          --            (0.19)
                                                      ------      ------      ------      ---------

   Total .......................................      $ 0.38      $ 0.29      $ 0.74      $    0.39
                                                      ======      ======      ======      =========

DILUTED EARNINGS PER SHARE:
   Before cumulative effect of
      a change in accounting principle .........      $ 0.37      $ 0.28      $ 0.74      $    0.57

   Cumulative effect of a change in
      accounting principle (net of income taxes)        --          --          --            (0.18)
                                                      ------      ------      ------      ---------

   Total .......................................      $ 0.37      $ 0.28      $ 0.74      $    0.39
                                                      ======      ======      ======      =========

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                                --------------------
                                                                  1999        1998
                                                                --------     -------
Cash paid during the period for:
   Interest ...............................................      $5,676      $5,275
   Income taxes ...........................................       2,295       1,775
Non-cash investing and financing activities:
   Capital leases .........................................          31         905
   Grants .................................................       5,931         149
   Tax benefit from exercise of non-qualified stock options          37          76
   Amortization of deferred compensation ..................         118        --


                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (unaudited)

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

      The Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. The Company has entered into several commodity collar transactions to hedge market risks of diesel fuel prices. The Company entered into a collar which was effective July 1, 1998 and terminated June 30, 1999 which represented notional amounts totaling 225,000 gallons per month with a cap price of $0.5600 per gallon and a floor price of $0.4490 per gallon. In February 1999, the Company entered into two additional contracts to hedge its market risk from diesel fuel prices. The first consisted of three monthly swap agreements which fixed the price of 725,000 gallons of diesel fuel in April, May and June 1999 at $0.3215, $0.3280 and $0.3375 per gallon, respectively. The second is a cap which fixes the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.4500 per gallon. The cost of the cap was approximately $209,000, which will be amortized over the period covered by the cap. The cap, which expires in June 2000, hedges approximately 60% of the Company's estimated monthly diesel fuel consumption.

6. LONG-TERM DEBT

      In April 1999, the Company completed the refinancing and expansion of its senior revolving credit facility to $175 million. The three year agreement consists of a syndicate of ten banks, led by Chase Bank of Texas, N.A., who serves as administrative agent. The facility allows for an equivalent of U.S. $20 million to be allocated for use in Canada. The facility will be used to finance acquisitions, capital expenditures, working capital and other general corporate purposes. Interest payment periods range from one month to six months depending on the type of loan. Interest rates also vary depending on the type of loan. All borrowings become due and payable in April 2002. The unused portion of the refinanced senior revolving credit facility is subject to a commitment fee based on certain financial ratios.

7. DIVESTITURES

      In April 1999, the Company completed the divestiture of the Northeast Kansas & Missouri Railroad to Union Pacific, for approximately $3.2 million. The Company also completed the divestiture of the assets of the New Orleans Lower Coast Railroad to the New Orleans & Gulf Coast Railway Company for approximately $5.2 million. In June 1999, the Company sold the assets of the Greenville Northern Railroad for approximately $1.3 million.

8. RESTRICTED STOCK AWARDS

      In 1998, the Company, under the 1993 Stock Plan, as amended ("Plan"), granted 80,000 restricted shares in the form of the Company's common stock to several key executives. The restricted shares vest ratably over three to five years or immediately in the event of a change in control, death, disability or termination, other than for cause. The unvested portion of the restricted shares forfeit if the key executives are terminated for cause during the restriction period. The awards were recorded at the fair market value of the Company's common stock on the date of grant as deferred compensation and will be amortized over the restriction period. For the three and six months ended June 30, 1999, the Company recorded compensation expense of $62,579 and $111,283, respectively. There was no compensation expense recorded for the three and six months ended June 30, 1998.

                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (unaudited)

9. COMMITMENTS AND CONTINGENCIES

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

      In August 1999, one of the Company's railroads received notice from the Utah Transit Authority ("UTA") that it has exercised its right to repurchase the operating easement for approximately $5,000. Concurrently, UTA and Utah Railway Company, UTA's designated freight operator, have filed with the STB for approval to terminate the Company's common carrier authority at this railroad and to obtain common carrier authority for Utah Railway Company. While the Company is contesting the repurchase and these STB filings, the Company does not believe the termination of the operating easement, if successful, will have a material adverse effect on its financial condition and results of operations.

      In October 1998, the UTA asserted a claim for contribution against one of the Company's railroads under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relating to certain pollution existing at one of UTA's rail yards over which the Company has an operating easement. The Company believes it is not a potentially responsible party under CERCLA and believes it is contractually indemnified against such claim. The amount of contribution being sought by the UTA is unknown at this time.

      Under certain limited circumstances, two of the Company's railroads may be repurchased by the selling carrier for their original purchase prices.

      In December 1996, a corporation filed a construction lien against one of the Company's railroads in the amount of approximately $600,000. The alleged basis for the construction lien was the provision by the plaintiff of labor and materials to the Company's railroad in connection with a train derailment in August 1996, which derailment the Company believes was caused primarily by the plaintiff. In March 1997, the Company filed a complaint in Federal Court for approximately $700,000 incurred by the Company in connection with such derailment and the plaintiff's State claim was combined in the Federal litigation. In August 1999, the case went to trial and the jury ruled in favor of the plaintiff. The verdict will not have a material adverse effect on the Company's financial condition and results of operations.

                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (unaudited)

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

10.   COMPREHENSIVE INCOME

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

11.   SEGMENT INFORMATION

      The following table presents information about the Company by geographic area (in thousands).

                                                    FOR THE SIX MONTHS
                                                       ENDED JUNE 30,
                                                 ------------------------
                                                   1999            1998
                                                 --------        --------
Total Revenues:
     United States .......................       $ 80,030        $ 70,375
     Canada ..............................         10,212           7,172
     Other foreign .......................             83            --
                                                 --------        --------
          Total ..........................       $ 90,325        $ 77,547
                                                 ========        ========

Operating Income:
     United States .......................       $ 13,262        $ 11,111
     Canada ..............................          2,489           2,075
     Other foreign .......................             82              70
                                                 --------        --------
          Total ..........................       $ 15,833        $ 13,256
                                                 ========        ========

Assets:
     United States .......................       $281,115        $266,412
     Canada ..............................         20,901          19,155
     Other foreign .......................         19,994          17,967
                                                 --------        --------
          Total ..........................       $322,010        $303,534
                                                 ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

      This Form 10-Q contains certain "forward-looking" statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailTex, Inc. and its subsidiaries that are based on the beliefs of the Company's management and that involve known and unknown risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, currency risks, competitive factors, industry performance, general economic conditions, customer relations, relationships with vendors, changes in fuel prices, the interest rate environment, legislative and/or regulatory developments, seasonality, technological change, changes in industry practices, one time events, natural events, such as floods and earthquakes, the effect of labor stoppages, the impact of Year 2000 system problems, Class I congestion issues, environmental investigations, other types of claims and litigation, and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements.

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

      For the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998, New Railroad Properties include the Central Railroad of Indianapolis ("CERA") and the Central Railroad of Indiana ("CIND"). For the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998, Comparable Railroad Properties include the additions of the Guelph Line and the North Dallas Lines.

RECENT DEVELOPMENTS

      In April 1999, the Company successfully completed the refinancing and expansion of its senior revolving credit facility to $175 million. The three year agreement consists of a syndicate of ten banks, led by Chase Bank of Texas, N.A., who serves as administrative agent. The facility allows for an equivalent of U.S. $20 million to be allocated for use in Canada. The unused portion of the refinanced senior revolving credit facility is subject to a commitment fee based on certain financial ratios.

      In April 1999, the Company completed the divestiture of the Northeast Kansas & Missouri Railroad ("NEKM") to Union Pacific ("UP"), for approximately $3.2 million. The Company also completed the divestiture of the assets of the New Orleans Lower Coast Railroad ("NOLR") to the New Orleans & Gulf Coast Railway Company for approximately $5.2 million. In June 1999, the Company sold the assets of the Greenville Northern Railroad for $1.3 million.

      The Company, through its wholly-owned subsidiary, RailTex International Holdings ("RIHI"), currently owns a 51.5% interest in RailTex Global Investments, LLC ("LLC"), which owns equity interests in the Ferrovia Centro Atlantica, S.A. ("FCA") and the Ferrovia Sul Atlantico, S.A. ("FSA"), which operate railroads in Brazil. The continuing economic uncertainty existing in Brazil has impacted the ability of FCA and FSA to finance short-term capital needs. During the first and second quarters of 1999 the Board of Directors of FSA implemented two calls for additional capital contributions from existing shareholders; one to finance certain railroad acquisitions and a second to refinance short-term debt. The LLC did not participate in the first capital call, but participated in the second. As a result, its equity percentage in FSA was diluted to approximately 1.7%. In July 1999, the Board of Directors of FCA initiated a capital call. The LLC has not yet determined whether it will participate in the call. The respective Boards of Directors of FCA and FSA may implement additional capital contribution calls from existing shareholders in the future. The LLC may or may not choose to participate in such capital calls. In the event that the LLC does not participate, its equity percentage could be further diluted.

      In June 1999, CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS") took over ownership of Consolidated Rail Corporation ("Conrail"). As a result of the merger, both CSX and NS experienced traffic congestion. The Company felt the effects of this congestion in Ohio, Michigan, New England, Pittsburgh and South Carolina resulting from car supply issues and delivery delays. Additionally, revenues were lost in the month of June due to shippers switching to other modes of transportation to avoid service problems caused by the congestion. The Company expects the traffic patterns will revert back to normal in Michigan, Pittsburgh and South Carolina in the third quarter of 1999. The Company is monitoring the situation closely in Ohio and New England and is unable to predict at this time if the congestion issues caused by the Conrail merger will have a material adverse affect on the Company's results of operations.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      The Company's net income for the three months ended June 30, 1999 increased by approximately $856,000 to $3.5 million from $2.6 million in the prior year period. Basic earnings per share increased to $0.38 per share from $0.29 per share in the prior year period and diluted earnings per share increased to $0.37 per share from $0.28 in the prior year period.

      OPERATING REVENUES. Operating revenues for the three months ended June 30, 1999 increased by $5.8 million, or 14.8%, to $44.9 million from $39.1 million in the prior year period. Carloads transported increased by 17,107 carloads, or 12.7%, to 151,841 carloads from 134,734 carloads in the prior year period.

      Freight revenues for the three months ended June 30, 1999 increased by $5.2 million, or 15.3%, to $39.0 million from $33.8 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended June 30, 1999 and 1998.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                     AVERAGE FREIGHT
                                                                                                                      REVENUES PER
                                              FREIGHT REVENUES                             CARLOADS                    CARLOAD(1)
                                 --------------------------------------    --------------------------------------    ---------------
                                         1999                1998                 1999                 1998           1999     1998
                                 -----------------    -----------------    -----------------    -----------------    ------  -------
COMMODITY GROUP
---------------                              % OF                 % OF                 % OF                 % OF
                                 DOLLARS     TOTAL    DOLLARS     TOTAL     NUMBER     TOTAL     NUMBER     TOTAL
                                 -------   -------    -------   -------    -------   -------    -------   -------
Lumber and forest products ....  $ 7,557      19.4%   $ 7,215      21.4%    18,816      12.4%    17,907      13.3%   $ 402   $ 403
Coal ..........................    4,987      12.8      4,442      13.1     26,384      17.4     23,366      17.3      189     190
Chemicals .....................    4,876      12.5      4,244      12.6     14,434       9.5     12,984       9.6      338     327
Scrap metal & metal products ..    3,365       8.6      2,827       8.4     11,655       7.7     10,678       7.9      289     265
Scrap paper & paper products ..    3,131       8.0      2,898       8.6      9,874       6.5      8,666       6.4      317     334
Farm products .................    2,819       7.2      2,314       6.8     12,602       8.3      9,265       6.9      224     250
Railroad equipment ............    2,594       6.7      1,797       5.3     19,636      12.9     16,647      12.4      132     108
Food products .................    1,910       4.9      1,818       5.4      7,086       4.7      6,884       5.1      270     264
Autos .........................    1,847       4.7      1,122       3.3      9,386       6.2      6,658       4.9      197     168
Non-metallic ores .............    1,797       4.6      1,591       4.7     10,399       6.8      9,324       6.9      173     171
Minerals & stone ..............    1,736       4.5      1,526       4.5      5,113       3.4      4,483       3.3      339     340
Petroleum products ............    1,171       3.0        978       2.9      2,793       1.8      2,996       2.2      419     326
Other .........................    1,176       3.1      1,022       3.0      3,663       2.4      4,876       3.8      321     210
                                 -------   -------    -------   -------    -------   -------    -------   -------
     Total ....................  $38,966     100.0%   $33,794     100.0%   151,841     100.0%   134,734     100.0%   $ 257   $ 251
                                 =======   =======    =======   =======    =======   =======    =======   =======

--------------
(1) Calculated as freight revenues divided by carloads.

      The increase in freight revenues and carloadings is primarily due to increases in railroad equipment which benefited from a move that existed for a full quarter in 1999 versus only a portion of the quarter in 1998. Additionally, autos, chemicals and scrap metal and metal products increased due to new business, coal increased as a result of more spot moves and farm products increased due to a strong grain season in Ohio and Indiana.

      Non-freight revenues for the three months ended June 30, 1999 increased by approximately $613,000, or 11.5%, to $6.0 million from $5.3 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 13.3% and 13.6% of operating revenues in the three months ended June 30, 1999 and 1998, respectively. The increase in non-freight revenues is primarily due to a gain on sale of operating assets.

      OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1999 increased by $4.2 million, or 12.9%, to $36.9 million from $32.6 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the period to 82.0% from 83.4% in the prior year period, primarily a result of decreases in diesel fuel expense, casualties and insurance and materials expense.

      The following table sets forth a comparison of the Company's operating expenses during the three month periods ended June 30, 1999 and 1998, in dollars and as a percentage of operating revenues.


                          OPERATING EXPENSES COMPARISON
                             (dollars in thousands)

                                           1999                  1998
                                     ------------------    ------------------
                                                 % OF                  % OF
                                              OPERATING              OPERATING
                                     DOLLARS   REVENUES    DOLLARS   REVENUES
                                    ---------  --------    -------   --------
Labor and benefits ..............    $13,981     31.1%     $12,048     30.7%
Equipment rents .................      4,784     10.7        4,491     11.4
Depreciation and amortization ...      4,053      9.0        3,399      8.8
Diesel fuel .....................      2,340      5.2        2,453      6.3
Purchased services ..............      3,665      8.2        2,765      7.1
Casualties and insurance ........      1,714      3.8        1,863      4.8
Materials .......................      1,539      3.4        1,640      4.2
Joint facilities ................      1,224      2.7        1,073      2.7
Other ...........................      3,552      7.9        2,907      7.4
                                     -------     ----      -------     ----
   Total ........................    $36,852     82.0%     $32,639     83.4%
                                     =======     ====      =======     ====

      Labor and benefits for the three months ended June 30, 1999 increased by $1.9 million, or 16.0%, to $14.0 million from $12.0 million in the prior year period. The increase in labor and benefits is primarily a result of the acquisition of new properties and compensation expense recorded as a result of restricted stock awards and performance shares.

      Equipment rents for the three months ended June 30, 1999 increased by approximately $293,000, or 6.5%, to $4.8 million from $4.5 million in the prior year period. The increase in equipment rents is primarily attributable to an increase in car hire expense, offset by a decrease in locomotive lease expense.

      Depreciation and amortization for the three months ended June 30, 1999 increased by approximately $654,000, or 19.2%, to $4.1 million from $3.4 million in the prior year period. The increase in depreciation and amortization is primarily a result of capital asset additions for locomotives, information systems and track and roadbed.

      Diesel fuel expense for the three months ended June 30, 1999 decreased by approximately $113,000, or 4.6%, to $2.3 million from $2.5 million in the prior year period. The decrease in diesel fuel expense is primarily a result of the receipt of approximately $220,000 from one of the Company's diesel fuel contracts partially offset by a slight increase in diesel fuel prices.

      Purchased services for the three months ended June 30, 1999 increased by approximately $900,000, or 32.5%, to $3.7 million from $2.8 million in the prior year period. The increase in purchased services is primarily a result of increased information technology expense coupled with an increase in contract labor at one of the Company's new properties.

      Casualties and insurance expense for the three months ended June 30, 1999 decreased by approximately $149,000, or 8.0%, to $1.7 million from $1.9 million in the prior year period. The decrease in casualties and insurance expense is a result of decreased derailment costs.

      Materials expense for the three months ended June 30, 1999 decreased by approximately $101,000, or 6.2%, to $1.5 million from $1.6 million in the prior year period. The decrease in materials expense is primarily due to a decrease in locomotive and car repair materials.

      Joint facilities expense for the three months ended June 30, 1999 increased by approximately $151,000 or 14.1%, to $1.2 million from $1.1 million in the prior year period, due primarily to one of the Company's new properties.

      Other expenses for the three months ended June 30, 1999 increased by approximately $645,000, or 22.2%, to $3.6 million from $2.9 million in the prior year period. The increase in other expenses is primarily attributable to increases in property taxes and bad debt expenses.

      INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 remained relatively flat, decreasing by approximately $18,000.

      OTHER INCOME. For the three months ended June 30, 1999, other income was approximately $386,000 as compared to approximately $202,000 in the prior year period primarily due to higher income from the sale of non-operating assets for the three months ended June 30, 1999.

      SIX MONTHS  ENDED JUNE 30, 1999  COMPARED  TO SIX MONTHS  ENDED JUNE 30,
1998

      The Company's net income for the six months ended June 30, 1999 increased by $3.3 million to $6.9 million from $3.6 million in the prior year period. Basic and diluted earnings per share increased to $0.74 per share from $0.39 per share in the prior year period.

      OPERATING REVENUES. Operating revenues for the six months ended June 30, 1999 increased by $12.8 million, or 16.5%, to $90.3 million from $77.5 million in the prior year period. Carloads transported increased by 45,715 carloads, or 17.5%, to 307,242 carloads from 261,527 carloads in the prior year period.

      Freight revenues for the six months ended June 30, 1999 increased by $10.1 million, or 15.1%, to $77.1 million from $67.0 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the six months ended June 30, 1999 and 1998.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                     AVERAGE FREIGHT
                                                                                                                       REVENUES PER
                                                FREIGHT REVENUES                             CARLOADS                   CARLOAD(1)
                                --------------------------------------    ---------------------------------------    ---------------
                                        1999                1998                 1999                1998             1999     1998
                                -----------------    -----------------    ------------------   ------------------    ------   ------
COMMODITY GROUP
---------------                             % OF                 % OF                 % OF                 % OF
                                DOLLARS     TOTAL    DOLLARS     TOTAL     NUMBER     TOTAL     NUMBER     TOTAL
                                -------     -----    -------    ------    -------    -------   --------    ------
Lumber and forest products .    $14,337     18.6%    $13,863     20.7%     35,951     11.7%     34,754      13.3%    $ 399    $ 399
Chemicals ..................      9,751     12.7       8,313     12.4      29,469      9.6      25,700       9.8       331      323
Coal .......................      9,621     12.5       8,945     13.4      52,685     17.1      49,227      18.8       183      182
Scrap paper & paper products      6,302      8.2       5,805      8.7      19,886      6.5      17,475       6.7       317      332
Scrap metal & metal products      6,394      8.3       5,849      8.7      22,460      7.3      21,268       8.1       285      275
Farm products ..............      6,363      8.3       5,073      7.6      27,989      9.1      20,129       7.7       227      252
Railroad equipment .........      5,532      7.2       2,857      4.3      42,150     13.7      23,648       9.0       131      121
Autos ......................      3,793      4.9       2,528      3.8      19,398      6.3      14,572       5.6       196      173
Food products ..............      3,649      4.7       3,494      5.2      13,547      4.4      13,121       5.0       269      266
Non-metallic ores ..........      3,528      4.6       3,118      4.7      20,040      6.5      17,353       6.6       176      180
Minerals & stone ...........      3,283      4.3       2,758      4.1       9,921      3.2       8,079       3.1       331      341
Petroleum products .........      2,272      2.9       2,289      3.4       6,035      2.0       6,565       2.5       377      349
Other ......................      2,253      2.8       2,086      3.0       7,711      2.6       9,636       3.8       292      216
                                -------    -----     -------    -----     -------    -----     -------   -------
     Total .................    $77,078    100.0%    $66,978    100.0%    307,242    100.0%    261,527     100.0%    $ 251    $ 256
                                =======    =====     =======    =====     =======    =====     =======   =======

---------------
(1) Calculated as freight revenues divided by carloads.

      The increase in freight revenues and carloadings is primarily due to increases in railroad equipment which benefited from a move that existed for a full six months in 1999 versus only a portion of the six months in 1998. Additionally, chemicals and farm products increased due to new business with existing customers and the acquisition of CIND and CERA . Autos increased due to an increase in traffic from existing customers.

      Non-freight revenues for the six months ended June 30, 1999 increased by $2.7 million, or 25.3%, to $13.2 million from $10.6 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 14.7% and 13.6% of operating revenues in the six months ended June 30, 1999 and 1998, respectively. The increase in non-freight revenues is primarily due to gains on sale of operating assets.

      OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1999 increased by $10.2 million, or 15.9%, to $74.5 million from $64.3 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the period to 82.5% from 82.9% in the prior year period, primarily a result of decreases in diesel fuel expense.

      The following table sets forth a comparison of the Company's operating expenses during the six month periods ended June 30, 1999 and 1998, in dollars and as a percentage of operating revenues.

                        OPERATING EXPENSES COMPARISON
                             (dollars in thousands)

                                           1999                     1998
                                   ---------------------  ----------------------
                                                 % OF                   % OF
                                               OPERATING              OPERATING
                                    DOLLARS    REVENUES   DOLLARS     REVENUES
                                   ---------  ----------  --------   -----------
Labor and benefits .............    $27,751      30.7%    $23,889        30.8%
Equipment rents ................      9,925      11.0       8,791        11.3
Depreciation and amortization ..      8,193       9.1       6,662         8.6
Diesel fuel ....................      4,859       5.4       5,104         6.6
Purchased services .............      6,922       7.7       5,021         6.5
Casualties and insurance .......      3,940       4.4       3,383         4.4
Materials ......................      3,074       3.4       3,036         3.9
Joint facilities ...............      2,464       2.7       2,336         3.0
Other ..........................      7,364       8.1       6,069         7.8
                                    -------   -------     -------     -------
   Total .......................    $74,492      82.5%    $64,291        82.9%
                                    =======   =======     =======     =======

      Labor and benefits for the six months ended June 30, 1999 increased by $3.9 million, or 16.2%, to $27.8 million from $23.9 million in the prior year period. The increase in labor and benefits is primarily a result of compensation expense recorded as a result of restricted stock awards and performance shares, an increase in business, and the acquisition of new properties.

      Equipment rents for the six months ended June 30, 1999 increased by $1.1 million, or 12.9%, to $9.9 million from $8.8 million in the prior year period. The increase in equipment rents is primarily attributable to an increase in car hire expense.

      Depreciation and amortization for the six months ended June 30, 1999 increased by $1.5 million, or 23.0%, to $8.2 million from $6.7 million in the prior year period. The increase in depreciation and amortization is primarily a result of capital asset additions for locomotives, information systems and track and roadbed.

      Diesel fuel expense for the six months ended June 30, 1999 decreased by approximately $245,000, or 4.8%, to $4.9 million from $5.1 million in the prior year period. The decrease in diesel fuel expense is primarily a result of the receipt of approximately $290,000 from one of the Company's diesel fuel contracts partially offset by a slight increase in diesel fuel prices.

      Purchased services for the six months ended June 30, 1999 increased by $1.9 million, or 37.9%, to $6.9 million from $5.0 million in the prior year period. The increase in purchased services is primarily a result of increased information technology expense coupled with an increase in contract labor at one of the Company's new properties.

      Casualties and insurance expense for the six months ended June 30, 1999 increased by approximately $557,000, or 16.5%, to $3.9 million from $3.4 million in the prior year period. The increase in casualties and insurance expense is a result of increased derailment costs.

      Materials expense for the six months ended June 30, 1999 increased by approximately $38,000, or 1.3%, to $3.1 million from $3.0 million in the prior year period. The increase in materials expense is primarily due to an increase in locomotive materials coupled with more activity as a result of new properties offset by a decrease in car repair materials.

      Joint facilities expense for the six months ended June 30, 1999 increased by approximately $128,000 or 5.5%, to $2.5 million from $2.3 million in the prior year period, due primarily to new properties.

      Other expenses for the six months ended June 30, 1999 increased by $1.3 million, or 21.3%, to $7.4 million from $6.1 million in the prior year period. The increase in other expenses is primarily attributable to increases in property taxes, bad debt expenses, and the addition of new properties.

      INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 remained relatively flat, decreasing by approximately $32,000.

      OTHER INCOME. For the six months ended June 30, 1999, other income was $1.0 million as compared to approximately $548,000 in the prior year period primarily due to higher gain from the sale of non-operating assets for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

      During the six months ended June 30, 1999, the Company generated cash from operations of $15.0 million which was primarily used to fund capital expenditures as follows (in thousands):

            Track..........................................    $  8,207
            Locomotives....................................       3,229
            Technology.....................................         384
            Other..........................................         988
                                                               --------
                                                               $ 12,808
                                                               ========

      At June 30, 1999, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling, in U.S. Dollars, $122.9 million, which constituted 44.7% of its total capitalization. Comparable figures at December 31, 1998 were $131.6 million and 47.7%, respectively.

      At June 30, 1999, availability under the Company's $175.0 million senior revolving credit facility was $160.9 million. The unused portion of all of the Company's senior revolving credit facility is subject to a 0.30% to 0.50% commitment fee based on certain financial ratios.

      The Company currently anticipates that its total maintenance capital expenditure requirements in 1999 for track, locomotives and equipment will be approximately $20.0 million, which includes the $12.8 million already funded. Additionally, computer hardware, software and related capital expenditures are currently expected to be approximately $2.0 million.

      In April 1999, the Company completed the divestiture of the NEKM to UP for approximately $3.2 million. The Company also completed the divestiture of the assets of NOLR to New Orleans & Gulf Coast Railway Company for approximately $5.2 million. In June 1999, the Company sold the assets of the Greenville Northern Railroad for $1.3 million. Proceeds from these transactions were used to reduce long-term debt and for general corporate purposes.

      Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to interest. At June 30, 1999, the Company was in compliance with all such covenants.

   The Company believes its cash flow from operations together with the amounts available under its senior revolving credit facility will allow it to meet its liquidity and capital expenditure requirements for railroads it currently operates through the expiration of the facility in April 2002.

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

ACCOUNTING MATTERS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter. Earlier application of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of this statement. In June 1999 FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to June 15, 2000. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operations of the Company.

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires costs associated with start-up activities to be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 for the year ended December 31, 1998. This adoption resulted in the recognition of a non-recurring charge of approximately $1,703,000 (net of income taxes) entitled, "Cumulative effect of a change in accounting principle (net of income taxes)" in the accompanying consolidated financial statements. Prior to the adoption of SOP 98-5, the Company capitalized the costs associated with start-up activities, including the acquisition of new railroad properties, and amortized those costs over five years. Prospectively, the Company's results of operations will reflect higher costs associated with the acquisition of new railroad properties in the period of acquisition.

YEAR 2000 COMPLIANCE

      The Company has completed its assessment of its Year 2000 compliance. This assessment included a review of all of the Company's information technology systems. The Company currently believes that its largest information technology applications are Year 2000 compliant. However, the Company will continue to conduct testing on certain of those systems through September 1999. The Company has determined that certain components of its information technology infrastructure are not Year 2000 compliant. These components include servers, components of its wide area network and certain personal computer software packages. The Company plans to upgrade all of these non-compliant components to make them Year 2000 compliant by November 1999. The total estimated external cost associated with these upgrades are approximately $300,000, of which approximately $245,000 has already been incurred. Internal costs associated with these upgrades primarily consist of payroll and related costs for Company employees and the portion of the EDS information technology outsourcing fees allocated to Year 2000 remediation. Such costs total approximately $650,000, of which about one-half has been incurred.

      The Company has also evaluated its non-information technology systems that use micro controllers, such as locomotives, railroad crossing signals, telephone systems, dispatching systems and other railroad equipment, that may be subject to Year 2000 risk. The Company believes that its locomotives, railroad crossing signals and the majority of its telephone systems, dispatching systems and other railroad equipment are Year 2000 compliant. However, the Company has determined that certain telephone systems, dispatching systems and other railroad equipment are not Year 2000 compliant. The Company plans to replace the non-compliant telephone systems, dispatching systems and other railroad equipment by October 1999 at a total estimated external cost of $275,000, of which $140,000 has already been incurred. Internal costs associated with these upgrades are not expected to be significant.

      All affected systems of the Company are scheduled to be Year 2000 compliant, tested and verified by November 30, 1999; however, the Company cannot guarantee that none of its systems will malfunction. As a precaution against railroad crossing signals that may malfunction as a result of the Year 2000 problem, the first train or inspection vehicle through all railroad crossings on RailTex tracks after December 31, 1999 will operate under a "Stop and Flag" order. This order requires the train or inspection vehicle to stop at each railroad crossing, determine if the railroad crossing signal is working and in the event that it is not working, have a person control traffic through the crossing with the use of flags. Any malfunctioning railroad crossing signals that are discovered as a result of this process will be replaced by the Company.

      As an additional part of its assessment, the Company has been investigating the Year 2000 compliance status of its vendors and customers. The Company has completed its assessment of the status of its product vendors and the results of that compliance are included in the above disclosures. The Company has determined that approximately 65% of its service vendors and customers are or expect to become Year 2000 compliant. The Company has been unable to determine the status of the remaining 35% of its service vendors and customers due to unresponsiveness. However, the Company is continuing to contact the unresponsive service vendors and customers in order to determine their Year 2000 compliance status. If any of the Company's significant vendors or customers fail to successfully and timely achieve Year 2000 compliance, the Company's business or operations may be adversely affected.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


(A).  The Annual Meeting of Shareholders was held on May 26, 1999.

(B). In accordance with the bylaws of the Company, the following directors were elected to serve for a three year term expiring in 2002 and until their respective successors are elected and qualified:

            Laura D. Davies
            Bruce M. Flohr
            Palmer L. Moe

      In accordance with the bylaws of the Company, the following director was elected to serve for a two year term expiring in 2001 and until his respective successor is elected and qualified:

            Ronald A. Rittenmeyer

(C).(1). The directors named in (B.) above were elected by the  following votes:


            NOMINEE                    FOR           WITHHELD
            -------                 ---------        --------

            Laura D. Davies         8,514,200         66,872
            Bruce M. Flohr          8,517,035         64,037
            Palmer L. Moe           8,523,574         57,498
            Ronald A. Rittenmeyer   8,522,850         58,222

(C).(2). A majority of the shares were voted to increase by 400,000 the maximum number of shares of Common Stock issuable under the Company's 1993 Stock Plan, as amended. The vote was 7,019,731 for, 1,545,776 against, and 15,565 abstentions.

(C).(3). A majority of shares were voted to approve Arthur Andersen LLP as the Company's auditors for the 1999 fiscal year. The vote was 8,546,691 for, 24,865 against, and 9,516 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A).  EXHIBITS

      EXHIBIT
      NUMBER        DESCRIPTION OF DOCUMENT
      --------      -----------------------
       10.30        Form of Amended 1993 Stock Plan of the Company

       27.1         Financial Data Schedule.

(B).  REPORTS ON FORM 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                          RAILTEX, INC.


Date:  August 13, 1999                    By: /s/ JOSEPH P. JAHNKE
                                          Name:   JOSEPH P. JAHNKE
                                          Title:  Senior Vice President-Finance
                                                  and Chief Financial Officer