Form 10-Q
period 1999-09-30
RAILTEX INC
filed 1999-11-12
CIK 877326

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

            [|X|] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                               September 30, 1999


                                       or

         [ ] Transition report pursuant to section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from _____________________ to _____________________

                        Commission File Number 34-022552


                                  RAILTEX, INC.
               -------------------------------------------------
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

              [X] YES                                  [ ] NO

Indicate the number of shares outstanding of the Registrant's Common Stock as of October 31, 1999: 9,293,314.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         RAILTEX, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                          ------------------------      ------------------------
                                                                             1999         1998 (1)        1999          1998 (1)
                                                                          ---------      ---------      ---------      ---------
OPERATING REVENUES....................................................     $ 44,125       $ 40,027       $134,449       $117,574

OPERATING EXPENSES:
   Transportation.....................................................       13,910         13,560         44,544         40,775
   General and administrative.........................................        9,943          7,506         26,291         19,979
   Equipment..........................................................        4,442          4,836         14,838         14,040
   Maintenance of way.................................................        4,079          3,465         12,999         12,202
   Depreciation and amortization......................................        4,122          3,703         12,315         10,366
                                                                          ---------      ---------      ---------      ---------
      Total operating expenses........................................       36,496         33,070        110,987         97,362
                                                                          ---------      ---------       --------      ---------

OPERATING INCOME......................................................        7,629          6,957         23,462         20,212

INTEREST EXPENSE......................................................       (2,580)        (2,959)        (7,903)        (8,316)

OTHER INCOME..........................................................        1,149          1,033          2,168          1,580
                                                                         ----------     ----------      ---------     ----------

INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE............................................        6,198          5,031         17,727         13,476

INCOME TAXES..........................................................       (2,505)        (1,998)        (7,173)        (5,178)
                                                                          ---------      ---------      ---------      ---------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   A CHANGE IN ACCOUNTING PRINCIPLE...................................    $   3,693      $   3,033      $  10,554      $   8,298

CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE (NET OF INCOME TAXES).........................           --             --             --         (1,703)
                                                                            --------       --------       --------     ---------


NET INCOME............................................................    $   3,693      $   3,033      $  10,554      $   6,595
                                                                          =========      =========      =========      =========

BASIC EARNINGS PER SHARE:

   BEFORE CUMULATIVE EFFECT OF
      A CHANGE IN ACCOUNTING PRINCIPLE................................    $    0.40     $     0.33      $    1.15     $     0.91

   CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE (NET OF INCOME TAXES)......................           --             --             --          (0.19)
                                                                            --------        -------        -------    ----------

   TOTAL..............................................................    $    0.40      $    0.33      $    1.15    $      0.72
                                                                          =========      =========      =========    ===========

WEIGHTED AVERAGE NUMBER OF
   BASIC COMMON SHARES OUTSTANDING....................................        9,216          9,204          9,206          9,188

DILUTED EARNINGS PER SHARE:

   BEFORE CUMULATIVE EFFECT OF
      A CHANGE IN ACCOUNTING PRINCIPLE................................   $     0.39      $    0.33     $     1.13     $     0.89

   CUMULATIVE EFFECT OF A CHANGE IN
      ACCOUNTING PRINCIPLE (NET OF INCOME TAXES)......................           --             --             --          (0.18)
                                                                          ----------      ---------      ---------  ------------

   TOTAL..............................................................   $     0.39      $    0.33     $     1.13     $     0.71
                                                                         ==========      =========     ==========     ==========

WEIGHTED AVERAGE NUMBER OF
   DILUTED COMMON SHARES OUTSTANDING..................................        9,385          9,246          9,359          9,239

(1) Restated to reflect adoption of SOP 98-5 as of January 1, 1998.


      The accompanying notes are an integral part of these consolidated financial statements.

                         RAILTEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                                  1999                    1998
                                                                                               -----------            -----------
                                                                                               (UNAUDITED)             (AUDITED)
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.................................................................  $     2,701            $     1,243
   Accounts receivable, less doubtful receivables of $1,350; $844 in 1998....................       34,067                 33,866
   Prepaid expenses and other current assets.................................................        4,839                  4,848
   Deferred tax assets, net..................................................................        1,906                  1,906
                                                                                               -----------            -----------
      Total current assets...................................................................       43,513                 41,863
                                                                                               -----------            -----------

PROPERTY AND EQUIPMENT, less accumulated depreciation of
   $63,753; $54,194 in 1998..................................................................      290,563                291,779
                                                                                                ----------             ----------

OTHER ASSETS:
   Investments in Brazilian railroad companies...............................................       21,090                 19,994
   Other, net................................................................................       13,042                  8,709
                                                                                               -----------            -----------
      Total other assets.....................................................................       34,132                 28,703
                                                                                               -----------            -----------

      Total assets...........................................................................   $  368,208             $  362,345
                                                                                                ==========             ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term notes payable..................................................................    $      --            $       215
   Current portion of long-term debt.........................................................        1,068                  8,568
   Accounts payable..........................................................................       20,952                 20,574
   Accrued liabilities.......................................................................       16,391                 17,729
                                                                                               -----------            -----------
      Total current liabilities..............................................................       38,411                 47,086

DEFERRED INCOME TAXES, NET...................................................................       28,832                 30,294

LONG-TERM DEBT, LESS CURRENT PORTION.........................................................      120,528                122,982

OTHER LIABILITIES............................................................................       13,445                  6,835
                                                                                               -----------            -----------

      Total liabilities......................................................................      201,216                207,197
                                                                                                ----------             ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN BRAZILIAN INVESTMENT....................................................       11,560                 11,000
                                                                                                ----------             ----------

SHAREHOLDERS' EQUITY:
   Preferred stock; $1.00 par value; 10 million shares authorized;
     no shares  issued or outstanding........................................................           --                     --
   Common stock; $.10 par value; 30 million shares authorized; issued and
     outstanding 9,293,314; 9,273,963 in 1998................................................          930                    927
   Paid-in capital...........................................................................       85,314                 85,115
   Retained earnings.........................................................................       70,532                 59,976
   Deferred compensation.....................................................................         (839)                  (948)
   Accumulated other comprehensive income....................................................         (505)                  (922)
                                                                                                ----------             ----------
      Total shareholders' equity.............................................................      155,432                144,148
                                                                                                ----------             ----------

      Total liabilities and shareholders' equity.............................................   $  368,208             $  362,345
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

                         RAILTEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           FOR THE NINE MONTHS
                                                                                                           ENDED SEPTEMBER 30,
                                                                                                        ------------------------
                                                                                                          1999          1998 (1)
                                                                                                        ---------      ---------
OPERATING ACTIVITIES:
   Net income.....................................................................................       $ 10,554       $  6,595
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...............................................................         12,315         10,366
      Deferred income taxes.......................................................................         (1,549)         3,916
      Amortization of deferred financing costs....................................................            338            291
      Provision for losses on accounts receivable.................................................            471             13
      Gain on sale of assets......................................................................         (2,752)        (1,389)
      Gain on sale of subsidiary..................................................................           (511)            --
      Cumulative effect of a change in accounting principle.......................................             --          2,747
      Other.......................................................................................            148             54
      Changes in working capital:
        Accounts receivable.......................................................................           (672)         4,044
        Prepaid expenses..........................................................................           (248)        (1,665)
        Accounts payable and accrued liabilities..................................................            181        (10,372)
                                                                                                        ---------      ---------
      Net cash provided by operating activities...................................................         18,275         14,600
                                                                                                         --------      ---------

INVESTING ACTIVITIES:
   Purchase of investment in Central Properties, Inc..............................................             --        (13,096)
   Purchase of property and equipment.............................................................        (18,403)       (24,701)
   Proceeds from sale of property and equipment...................................................         12,074          1,523
   Proceeds from sale of subsidiary...............................................................            675             --
   Investment in Brazilian railroads..............................................................           (537)            --
   Decrease (increase) in other long-term assets..................................................            712           (582)
                                                                                                       -----------   ------------
      Net cash used in investing activities.......................................................         (5,479)       (36,856)
                                                                                                        ---------      ---------

FINANCING ACTIVITIES:
   Payments of short-term notes payable, net......................................................           (215)          (247)
   Proceeds from long-term debt...................................................................            272         21,900
   Principal payments on long-term debt...........................................................         (3,227)        (2,566)
   Net (decrease) increase in working capital facility............................................         (7,555)         4,298
   Issuance of common stock pursuant to stock options.............................................             76            247
   Deferred financing costs.......................................................................           (828)            (3)
                                                                                                      -----------   ------------
      Net cash (used in) provided by financing activities.........................................        (11,477)        23,629
                                                                                                       ----------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................................................            139            (11)
                                                                                                      -----------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS...........................................................          1,458          1,362

CASH AND CASH EQUIVALENTS, beginning of period....................................................          1,243            570
                                                                                                       ----------     ----------

CASH AND CASH EQUIVALENTS, end of period..........................................................      $   2,701       $  1,932
                                                                                                        =========       ========

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

                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

3.   EARNINGS PER SHARE

      The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations (in thousands, except per share amounts).

                                                                           FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                         -------------------------    ------------------------
                                                                            1999            1998        1999            1998
                                                                         ---------        --------    ---------       --------
NUMERATOR:
   Net income before cumulative effect of
      a change in accounting principle..................................    $3,693         $3,033      $10,554          $8,298

   Cumulative effect of a change in
      accounting principle (net of income taxes)........................     --                --           --          (1,703)
                                                                         ---------        --------    ---------       --------

   Net income...........................................................    $3,693         $3,033      $10,554          $6,595
                                                                            ======         ======      =======          ======

DENOMINATOR:
   Weighted average number of basic shares of
      common stock outstanding..........................................     9,216          9,204        9,206           9,188

EFFECT OF DILUTIVE SECURITIES:
   Stock options........................................................        72             42           62              51
   Restricted stock.....................................................        75             --           75              --
   Performance shares...................................................        22             --           16              --
                                                                         ---------       ---------    --------         --------
                                                                               169             42          153              51

Weighted average number of diluted shares of
      common stock outstanding..........................................     9,385          9,246        9,359           9,239
                                                                           =======        =======      =======         =======

BASIC EARNINGS PER SHARE:
   Before cumulative effect of
      a change in accounting principle..................................   $  0.40       $   0.33      $  1.15         $  0.91

   Cumulative effect of a change in
      accounting principle (net of income taxes)........................     --                --        --              (0.19)
                                                                        ----------         -------    --------        --------

   Total................................................................   $  0.40        $  0.33      $  1.15         $  0.72
                                                                           =======        =======      =======         =======

DILUTED EARNINGS PER SHARE:
   Before cumulative effect of
      a change in accounting principle..................................   $  0.39       $   0.33      $  1.13         $  0.89

   Cumulative effect of a change in
      accounting principle (net of income taxes)........................     --                --        --              (0.18)
                                                                         ---------        --------    --------        --------

   Total................................................................   $  0.39        $  0.33      $  1.13         $  0.71
                                                                           =======        =======      =======         =======

4.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                         FOR THE NINE MONTHS
                                                                                                         ENDED SEPTEMBER 30,
                                                                                                      ---------------------------
                                                                                                          1999            1998
                                                                                                      ------------      ---------
Cash paid during the period for:
   Interest.......................................................................................       $ 10,259        $ 6,514
   Income taxes...................................................................................          5,265          2,192
Non-cash investing and financing activities:
   Capital leases.................................................................................             31          1,475
   Grants.........................................................................................          5,751            184
   Tax benefit from exercise of non-qualified stock options.......................................             65             76
   Amortization of deferred compensation .........................................................            312             22

                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

      The Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. The Company has entered into a cap which fixes the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.4500 per gallon. The cost of the cap was approximately $209,000, which will be amortized over the period covered by the cap. The cap, which expires in June 2000, hedges approximately 60% of the Company's estimated monthly diesel fuel consumption.

6. DIVESTITURE

      In September 1999, the Company sold 100% of the stock of the Salt Lake City Southern Railroad ("SLCS") for $675,000.

7. RESTRICTED STOCK AWARDS

      In 1998, the Company, under the 1993 Stock Plan, as amended ("Plan"), granted 80,000 restricted shares, of which 5,000 vested and were issued in the third quarter ended September 30, 1999, in the form of the Company's common stock to several key executives. The restricted shares vest ratably over three to five years or immediately in the event of a change in control, death, disability or termination, other than for cause. The unvested portion of the restricted shares forfeit if the key executives are terminated for cause during the restriction period. The awards were recorded at the fair market value of the Company's common stock on the date of grant as deferred compensation and will be amortized over the restriction period. For the three and nine months ended September 30, 1999, the Company recorded compensation expense of $62,579 and $187,737, respectively. For the three and nine months ended September 30, 1998, the Company recorded compensation expense of $11,979.

8. COMMITMENTS AND CONTINGENCIES

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

                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

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

      In August 1999, SLCS received notice from the Utah Transit Authority ("UTA") that it had exercised its right to repurchase the operating easement for approximately $5,000. In September 1999, the Company sold the stock of SLCS to the Utah Railway Company. In connection with this sale, the UTA's right to repurchase the line was withdrawn.

      In October 1998, the UTA asserted a claim for contribution against SLCS under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") relating to certain pollution existing at one of UTA's rail yards over which the SLCS had an operating easement. In September 1999, the Company sold the stock of SLCS to the Utah Railway Company. As a result, this claim no longer exists against a subsidiary of the Company.

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

9. COMPREHENSIVE INCOME

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

                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

10.   SEGMENT INFORMATION

   The following table presents information about the Company by geographic area (in thousands).

                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                     ---------------------------
                                                       1999               1998
                                                     --------           --------
Total Revenues:
     United States .......................           $119,057           $107,516
     Canada ..............................             15,309             10,058
     Other foreign .......................                 83               --
                                                     --------           --------
          Total ..........................           $134,449           $117,574
                                                     ========           ========

Operating Income:
     United States .......................           $ 19,488           $ 17,594
     Canada ..............................              3,943              2,557
     Other foreign .......................                 31                 61
                                                     --------           --------
          Total ..........................           $ 23,462           $ 20,212
                                                     ========           ========

Assets:
     United States .......................           $292,082           $275,694
     Canada ..............................             20,619             18,593
     Other foreign .......................             21,090             17,810
                                                     --------           --------
          Total ..........................           $333,791           $312,097
                                                     ========           ========

11.   SUBSEQUENT EVENTS

      In November 1999, RailTex Global Investments, LLC ("LLC"), a limited liability company in which the Company owns a 50.5% membership interest, entered into a Memorandum of Understanding to sell all of its shares in Ferrovia Centro-Atlantica, S.A. ("FCA") to existing FCA shareholders for R$10.93 million (or approximately U.S.$5.6 million at prevailing exchange rates). Also in November, RailTex International Holdings, Inc. ("RIHI"), a wholly-owned subsidiary of RailTex, entered into a Purchase Agreement to sell all of its membership interest in the LLC and, thus, indirectly the LLC's shares in America Latina Logistica, S.A. ("ALL") to Global Environment Fund ("GEF") for U.S. $3.375 million. RailTex will record an approximate U.S. $600,000 loss (or U.S.$0.04 per share) on these transactions in the fourth quarter, depending on the then prevailing exchange rate at the time of the FCA transaction and the total expenses of the transactions. Concurrent with the sale of RailTex's ALL shares to GEF, RailTex's obligation to repurchase the Brazilian interests previously sold to GEF will terminate. Proceeds from the sales will be used to reduce RailTex's senior credit facilities and for general corporate purposes. The FCA transaction is subject, among other things, to the approval of the Brazilian Ministry of Transportation and the negotiation and execution of definitive agreements. RailTex anticipates the closing of the FCA transaction by the end of the year. The ALL transaction is subject, among other things, to the closing of the FCA transaction, the approval of the Brazilian Ministry of Transportation and the approval of the Investment Committee of GEF. RailTex anticipates the closing of the ALL transaction to occur shortly after the closing of the FCA transaction. FCA is the exclusive concessionaire of the former 4,400 mile Center-Eastern Network of the Brazilian federal railroad. ALL is the parent corporation of Ferrovia Sul Atlantico, S.A. ("FSA"), the exclusive concessionaire of the former 4,200 mile Southern Network of the Brazilian federal railroad. After the closing of both of these transactions, RailTex will not own any interests in any Brazilian company.

                         RAILTEX, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

      On October 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with RailAmerica, Inc., a Delaware corporation ("RailAmerica") and Cotton Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of RailAmerica ("Merger Sub"). Pursuant to the terms and subject to the satisfaction of the conditions in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company as the surviving corporation, and RailAmerica will acquire all of the outstanding stock of the Company for approximately $325 million, including the assumption of all of the Company's outstanding long-term debt. As a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive (i) $13.50 in cash, and (ii) 0.66666667 shares of common stock, par value $0.001 per share ("RailAmerica Common Stock"), of RailAmerica. The amount of cash consideration and stock consideration will be reallocated to provide for less cash and more stock if the Company does not sell certain specified assets for net proceeds of at least $9.0 million. The consummation of the Merger, which is expected to occur in early 2000, is contingent upon the approval of the Merger by the Company's shareholders, the approval of the issuance of RailAmerica Common Stock in the Merger by RailAmerica's shareholders, the receipt of any necessary regulatory approvals, including the Surface Transportation Board, and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

      This Form 10-Q contains certain "forward-looking" statements within the meaning of The Private Securities Litigation Reform Act of 1995 and information relating to RailTex, Inc. and its subsidiaries that are based on the beliefs of the Company's management and that involve known and unknown risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitation, the merger of a wholly-owned subsidiary of RailAmerica, Inc. ("RailAmerica") with and into the Company, currency risks, competitive factors, industry performance, general economic conditions, customer relations, relationships with vendors, changes in fuel prices, the interest rate environment, legislative and/or regulatory developments, seasonality, technological change, changes in industry practices, one time events, natural events, such as floods and earthquakes, the effect of labor stoppages, the impact of Year 2000 system problems, Class I congestion issues, environmental investigations, other types of claims and litigation, and other factors described herein and in other filings made by the Company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company undertakes no obligation to update, and the Company does not have a policy of updating or revising, these forward-looking statements.

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

RECENT DEVELOPMENTS

      In November 1999, RailTex Global Investments, LLC ("LLC"), a limited liability company in which the Company owns a 50.5% membership interest, entered into a Memorandum of Understanding to sell all of its shares in Ferrovia Centro-Atlantica, S.A. ("FCA") to existing FCA shareholders for R$10.93 million (or approximately U.S.$5.6 million at prevailing exchange rates). Also in November, RailTex International Holdings, Inc. ("RIHI"), a wholly-owned subsidiary of RailTex, entered into a Purchase Agreement to sell all of its membership interest in the LLC and, thus, indirectly the LLC's shares in America Latina Logistica, S.A. ("ALL") to Global Environment Fund ("GEF") for U.S. $3.375 million. RailTex will record an approximate

U.S. $600,000 loss (or U.S.$0.04 per share) on these transactions in the fourth quarter, depending on the then prevailing exchange rate at the time of the FCA transaction and the total expenses of the transactions. Concurrent with the sale of RailTex's ALL shares to GEF, RailTex's obligation to repurchase the Brazilian interests previously sold to GEF will terminate. Proceeds from the sales will be used to reduce RailTex's senior credit facilities and for general corporate purposes. The FCA transaction is subject, among other things, to the approval of the Brazilian Ministry of Transportation and the negotiation and execution of definitive agreements. RailTex anticipates the closing of the FCA transaction by the end of the year. The ALL transaction is subject, among other things, to the closing of the FCA transaction, the approval of the Brazilian Ministry of Transportation and the approval of the Investment Committee of GEF. RailTex anticipates the closing of the ALL transaction to occur shortly after the closing of the FCA transaction. FCA is the exclusive concessionaire of the former 4,400 mile Center-Eastern Network of the Brazilian federal railroad. ALL is the parent corporation of Ferrovia Sul Atlantico, S.A. ("FSA"), the exclusive concessionaire of the former 4,200 mile Southern Network of the Brazilian federal railroad. After the closing of both of these transactions, RailTex will not own any interests in any Brazilian Company.

      On October 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with RailAmerica, Inc., a Delaware corporation ("RailAmerica") and Cotton Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of RailAmerica ("Merger Sub"). Pursuant to the terms and subject to the satisfaction of the conditions in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company as the surviving corporation, and RailAmerica will acquire all of the outstanding stock of the Company for approximately $325 million, including the assumption of all of the Company's outstanding long-term debt. As a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive (i) $13.50 in cash, and (ii) 0.66666667 shares of common stock, par value $0.001 per share ("RailAmerica Common Stock"), of RailAmerica. The amount of cash consideration and stock consideration will be reallocated to provide for less cash and more stock if the Company does not sell certain specified assets for net proceeds of at least $9.0 million. The consummation of the Merger, which is expected to occur in early 2000, is contingent upon the approval of the Merger by the Company's shareholders, the approval of the issuance of RailAmerica Common Stock in the Merger by RailAmerica's shareholders, the receipt of any necessary regulatory approvals, including the Surface Transportation Board ("STB"), and other customary closing conditions.

      During the third quarter, Hurricane Floyd damaged several of the Company's railroads on the East Coast. The total property damage is expected to total approximately $750,000. The Company maintains business interruption insurance and property insurance subject to a self-insured retention of $150,000. The Company believes the damages caused by the hurricane are covered by this insurance. As a result, the damage caused by the hurricane did not have a material adverse effect on the Company's financial position and results of operations. In addition to the damage caused by the hurricane, the Company believes that approximately $300,000 of freight revenue was delayed from the third quarter of 1999 until the fourth quarter of 1999.

      In September 1999, the Company sold 100% of the stock of the Salt Lake City Southern Railroad ("SLCS") for $675,000.

      In June 1999, CSX Transportation, Inc. ("CSX") and Norfolk Southern Railway Company ("NS") acquired Consolidated Rail Corporation ("Conrail"). As a result of the merger, both CSX and NS experienced traffic congestion beginning in the late second quarter. The Company has felt the effects of this congestion in Ohio, Michigan, New England, Pittsburgh and South Carolina resulting from car supply issues and delivery delays. Traffic patterns at the properties have improved. At this time, the Company does not expect the congestion issues caused by the Conrail merger to have a material adverse effect on the Company's financial condition or results of operations. However, the Company continues to monitor the situation closely.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

      The Company's net income for the three months ended September 30, 1999 increased by approximately $660,000 to $3.7 million from $3.0 million in the prior year period. Basic earnings per share increased to $0.40 per share from $0.33 per share in the prior year period and diluted earnings per share increased to $0.39 per share from $0.33 in the prior year period.

      OPERATING REVENUES. Operating revenues for the three months ended September 30, 1999 increased by $4.1 million, or 10.2%, to $44.1 million from $40.0 million in the prior year period. Carloads transported increased by 17,421 carloads, or 12.7%, to 154,904 carloads from 137,483 carloads in the prior year period.

      Freight revenues for the three months ended September 30, 1999 increased by $4.1 million, or 12.0%, to $38.6 million from $34.5 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the three months ended September 30, 1999 and 1998.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                    AVERAGE FREIGHT
                                                                                                                     REVENUES PER
                                             FREIGHT REVENUES                             CARLOADS                    CARLOAD (1)
                                 -------------------------------------   ---------------------------------------   -----------------
                                        1999                1998               1999                  1998            1999      1998
                                 -----------------    ----------------   ------------------    -----------------   --------  -------
COMMODITY GROUP                             %  OF               %  OF                %  OF               %  OF
                                  DOLLARS   TOTAL      DOLLARS  TOTAL      NUMBER    TOTAL      NUMBER   TOTAL
                                 --------  -------    -------- -------   ---------  -------    -------- -------
Lumber and forest products....... $ 7,362     19.1%   $  6,676    19.4%     18,588     12.0%     16,786    12.2%     $396     $398
Coal.............................   4,910     12.7       4,379    12.7      26,880     17.4      24,231    17.6       183      181
Chemicals........................   4,144     10.7       4,333    12.6      12,298      7.9      12,881     9.4       337      336
Scrap metal & metal products.....   3,370      8.7       2,728     7.9      12,612      8.1      10,042     7.3       267      272
Scrap paper & paper products.....   2,970      7.7       2,733     7.9       9,158      5.9       8,800     6.4       324      311
Farm products....................   2,468      6.4       2,923     8.5      10,241      6.6      12,108     8.8       241      241
Railroad equipment...............   3,644      9.4       2,374     6.9      27,300     17.6      19,382    14.1       133      122
Food products....................   1,921      5.0       1,685     4.9       7,357      4.7       6,367     4.6       261      265
Autos............................   1,683      4.4       1,023     3.0       8,759      5.7       4,848     3.5       192      211
Non-metallic ores................   1,874      4.9       1,757     5.1       9,519      6.1      10,130     7.4       197      173
Minerals & stone.................   1,709      4.4       1,723     5.0       4,729      3.1       4,796     3.5       361      359
Petroleum products...............   1,033      2.7         870     2.5       2,511      1.6       2,850     2.1       411      305
Other............................   1,515      3.9       1,266     3.6       4,952      3.3       4,262     3.1       306      297
                                 --------  -------    -------- -------   ---------  -------     -------   -----
     Total....................... $38,603    100.0%    $34,470   100.0%    154,904    100.0%    137,483   100.0%     $249     $251
                                   ======    =====      ======   =====     =======    =====     =======   =====

(1) Calculated as freight revenues divided by carloads.

      The increase in freight revenues and carloadings is primarily due to increases in railroad equipment, lumber and forest products, autos, scrap metal and metal products and coal. Railroad equipment and lumber and forest products increased primarily due to new business, autos and coal increased primarily due to increased business with existing customers, and scrap metal and metal products increased primarily due to a higher revenue per car move in the current quarter coupled with new business and increased business with existing customers.

      Non-freight revenues for the three months ended September 30, 1999 decreased by approximately $35,000, or 1.0%, to $5.5 million from $5.6 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 12.5% and 13.9% of operating revenues in the three months ended September 30, 1999 and 1998, respectively. The decrease in non-freight revenues is primarily due to a reduction in car hire income offset by the gain from the sale of one of the Company's railroads.

      OPERATING EXPENSES. Operating expenses for the three months ended September 30, 1999 increased by $3.4 million, or 10.4%, to $36.5 million from $33.1 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) increased slightly for the period to 82.7% from 82.6% in the prior year period, primarily a result of increases in purchased services offset by decreases in equipment rents, materials, and casualties and insurance as a percentage of operating revenues.

      The following table sets forth a comparison of the Company's operating expenses during the three month periods ended September 30, 1999 and 1998, in dollars and as a percentage of operating revenues.

                          OPERATING EXPENSES COMPARISON
                             (dollars in thousands)

                                           1999                     1998
                                    ------------------      ------------------
                                                 % OF                     % OF
                                               OPERATING               OPERATING
                                    DOLLARS     REVENUES    DOLLARS     REVENUES
                                    -------      -----      -------      -----
Labor and benefits................. $14,053       31.8%     $12,786       31.9%
Equipment rents....................   4,379        9.9        4,217       10.5
Depreciation and amortization......   4,122        9.3        3,703        9.3
Diesel fuel........................   2,475        5.6        2,159        5.4
Purchased services.................   3,593        8.1        2,596        6.5
Casualties and insurance...........   1,525        3.5        1,562        3.9
Materials..........................   1,513        3.4        1,601        4.0
Joint facilities...................   1,192        2.7        1,227        3.1
Other..............................   3,644        8.4        3,219        8.0
                                    -------      -----      -------      -----
   Total........................... $36,496       82.7%     $33,070       82.6%
                                    =======       ====       ======       ====

      Labor and benefits for the three months ended September 30, 1999 increased by $1.3 million, or 9.9%, to $14.1 million from $12.8 million in the prior year period. The increase in labor and benefits is primarily a result of the acquisition of new properties and compensation expense recorded as a result of restricted stock awards and performance shares.

      Equipment rents for the three months ended September 30, 1999 increased by approximately $162,000, or 3.8%, to $4.4 million from $4.2 million in the prior year period. The increase in equipment rents is primarily attributable to an increase in car hire expense due to new properties.

      Depreciation and amortization for the three months ended September 30, 1999 increased by approximately $419,000, or 11.3%, to $4.1 million from $3.7 million in the prior year period. The increase in depreciation and amortization is primarily a result of capital asset additions for locomotives, information systems, track and roadbed, and vehicles.

      Diesel fuel expense for the three months ended September 30, 1999 increased by approximately $316,000, or 14.6%, to $2.5 million from $2.2 million in the prior year period. The increase in diesel fuel expense is primarily a result of a $0.15 increase in the price per gallon coupled with an increase in gallons offset by the receipt of approximately $179,000 from our diesel fuel contract.

      Purchased services for the three months ended September 30, 1999 increased by approximately $997,000, or 38.4%, to $3.6 million from $2.6 million in the prior year period. The increase in purchased services is primarily a result of increased information technology expense coupled with an increase in contract labor at one of the Company's new properties.

      Casualties and insurance expense for the three months ended September 30, 1999 decreased by approximately $37,000, or 2.4%, to $1.5 million from $1.6 million in the prior year period. The decrease in casualties and insurance expense is a result of decreased derailment costs.

      Materials expense for the three months ended September 30, 1999 decreased by approximately $88,000, or 5.5%, to $1.5 million from $1.6 million in the prior year period. The decrease in materials expense is primarily due to a decrease in car repair materials.

      Joint facilities expense for the three months ended September 30, 1999 decreased by approximately $35,000, or 2.9%, due primarily to a decrease in switching charges at one of the Company's railroads.

      Other expenses for the three months ended September 30, 1999 increased by approximately $425,000, or 13.2%, to $3.6 million from $3.2 million in the prior year period. The increase in other expenses is primarily attributable to increases in property taxes and bad debt expenses.

      INTEREST EXPENSE. Interest expense for the three months ended September 30, 1999 decreased by approximately $379,000, or 12.8%, to $2.6 million from $3.0 million due to the Company's focus on improving cash flows and reducing long-term debt.

      OTHER INCOME. For the three months ended September 30, 1999, other income was $1.1 million as compared to $1.0 million in the prior year period. The slight increase is primarily due to higher income from the sale of non-operating assets for the three months ended September 30, 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

      The Company's net income for the nine months ended September 30, 1999 increased by $4.0 million to $10.6 million from $6.6 million in the prior year period. Basic earnings per share increased to $1.15 per share from $0.72 per share in the prior year period and diluted earnings per share increased to $1.13 per share from $0.71 per share in the prior year period.

      OPERATING REVENUES. Operating revenues for the nine months ended September 30, 1999 increased by $16.9 million, or 14.4%, to $134.4 million from $117.6 million in the prior year period. Carloads transported increased by 63,136 carloads, or 15.8%, to 462,146 carloads from 399,010 carloads in the prior year period.

      Freight revenues for the nine months ended September 30, 1999 increased by $14.2 million, or 14.0%, to $115.7 million from $101.4 million in the prior year period. The following table compares freight revenues, traffic volume (in carloads) and average freight revenues per carload by commodity group for the nine months ended September 30, 1999 and 1998.

         FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
              (DOLLARS IN THOUSANDS, EXCEPT PER CARLOAD AMOUNTS)

                                                                                                                   AVERAGE FREIGHT
                                                                                                                     REVENUES PER
                                             FREIGHT REVENUES                             CARLOADS                     CARLOAD (1)
                                   ------------------------------------    -------------------------------------  -----------------
                                         1999               1998                 1999                1998            1999     1998
                                  ---------------     ----------------    ----------------    -----------------    --------   ---
COMMODITY GROUP                             %  OF               %  OF                %  OF               %  OF
                                  DOLLARS   TOTAL      DOLLARS  TOTAL     NUMBER     TOTAL     NUMBER    TOTAL
                                 --------  -------    -------- -------  ----------  ------- ----------- -------
Lumber and forest products....... $21,699     18.8%    $20,539    20.2%     54,539     11.8%     51,540    12.9%     $398     $399
Chemicals........................  13,895     12.0      12,646    12.5      41,767      9.0      38,581     9.7       333      328
Coal.............................  14,531     12.6      13,324    13.1      79,565     17.2      73,458    18.4       183      181
Scrap paper & paper products.....   9,272      8.0       8,538     8.4      29,044      6.3      26,275     6.6       319      325
Scrap metal & metal products.....   9,763      8.4       8,576     8.5      35,072      7.6      31,310     7.8       278      274
Farm products....................   8,831      7.6       7,995     7.9      38,230      8.3      32,237     8.1       231      248
Railroad equipment...............   9,176      7.9       5,232     5.2      69,450     15.0      43,030    10.8       132      122
Autos............................   5,476      4.7       3,551     3.5      28,157      6.1      19,420     4.9       194      183
Food products....................   5,570      4.8       5,179     5.1      20,904      4.5      19,488     4.9       266      266
Non-metallic ores................   5,402      4.7       4,875     4.8      29,559      6.4      27,483     6.9       183      177
Minerals & stone.................   4,992      4.3       4,481     4.4      14,650      3.2      12,875     3.2       341      348
Petroleum products...............   3,305      2.9       3,159     3.1       8,546      1.8       9,415     2.4       387      336
Other............................   3,769      3.3       3,353     3.3      12,663      2.8      13,898     3.4       298      241
                                 --------  -------    -------- -------  ----------  ------- ----------- -------
     Total...................... $115,681    100.0%   $101,448   100.0%    462,146    100.0%    399,010   100.0%     $250     $254
                                  -------    -----     -------   -----     -------    -----     -------   -----

--------------------

(1) Calculated as freight revenues divided by carloads.

      The increase in freight revenues and carloadings is primarily due to increases in railroad equipment, autos, chemicals, coal, scrap metal and metal products, and lumber and forest products. Railroad equipment increased primarily due to the benefit of a move that existed for a full nine months in 1999 versus only a portion of the nine months in 1999 and new business. Autos increased primarily due to new business as a result of new properties and increased business with existing customers. Lumber and forest products, chemicals and coal increased due to new business, partially due to new properties.

      Non-freight revenues for the nine months ended September 30, 1999 increased by $2.6 million, or 16.4%, to $18.8 million from $16.1 million in the prior year period. Non-freight revenues include joint facilities, switching, demurrage, car hire and car repair services performed for third parties and lease income. These non-freight revenues contributed 14.0% and 13.7% of operating revenues in the nine months ended September 30, 1999 and 1998, respectively. The increase in non-freight revenues is primarily due to gains on the sale of three of the Company's railroads.

      OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1999 increased by $13.6 million, or 14.0%, to $111.0 million from $97.4 million in the prior year period. The Company's operating ratio (operating expenses divided by operating revenues) decreased for the period to 82.5% from 82.8% in the prior year period, primarily due to improvements in diesel fuel, equipment rents and materials expense as a percentage of operating revenues offset by an increase in purchased services.

      The following table sets forth a comparison of the Company's operating expenses during the nine month periods ended September 30, 1999 and 1998, in dollars and as a percentage of operating revenues.

                          OPERATING EXPENSES COMPARISON
                             (dollars in thousands)

                                           1999                     1998
                                    ------------------      ------------------
                                                 % OF                   % OF
                                               OPERATING              OPERATING
                                   DOLLARS     REVENUES    DOLLARS     REVENUES
                                   --------     -----     --------      -----
Labor and benefits..............  $ 41,804       31.1%     $36,674       31.2%
Equipment rents.................    14,304       10.6       13,008       11.1
Depreciation and amortization...    12,315        9.1       10,366        8.8
Diesel fuel.....................     7,334        5.5        7,263        6.2
Purchased services..............    10,514        7.8        7,617        6.5
Casualties and insurance........     5,465        4.1        4,945        4.2
Materials.......................     4,587        3.4        4,637        3.9
Joint facilities................     3,656        2.7        3,563        3.0
Other...........................    11,008        8.2        9,289        7.9
                                  --------      -----     --------      -----
   Total........................  $110,987       82.5%     $97,362       82.8%
                                  ========       ====       ======       ====

      Labor and benefits for the nine months ended September 30, 1999 increased by $5.1 million, or 14.0%, to $41.8 million from $36.7 million in the prior year period. The increase in labor and benefits is primarily a result of compensation expense recorded as a result of restricted stock awards and performance shares, an increase in business, and the acquisition of new properties.

      Equipment rents for the nine months ended September 30, 1999 increased by $1.3 million, or 10.0%, to $14.3 million from $13.0 million in the prior year period. The increase in equipment rents is primarily attributable to an increase in car hire expense offset by a decrease in railcar lease expense.

      Depreciation and amortization for the nine months ended September 30, 1999 increased by $1.9 million, or 18.8%, to $12.3 million from $10.4 million in the prior year period. The increase in depreciation and amortization is primarily a result of capital asset additions for locomotives, information systems, track and roadbed, and vehicles.

      Diesel fuel expense for the nine months ended September 30, 1999 increased by approximately $71,000, or 1.0%, to $7.3 million. The increase in diesel fuel expense is primarily a result of an increase in gallons used offset by the receipt of approximately $263,000 from one of the Company's diesel fuel contracts.

      Purchased services for the nine months ended September 30, 1999 increased by $2.9 million, or 38.0%, to $10.5 million from $7.6 million in the prior year period. The increase in purchased services is primarily a result of increased information technology expense, increased locomotive and equipment maintenance expense, coupled with an increase in contract labor at one of the Company's new properties.

      Casualties and insurance expense for the nine months ended September 30, 1999 increased by approximately $520,000, or 10.5%, to $5.5 million from $4.9 million in the prior year period. The increase in casualties and insurance expense is a result of increased derailment costs.

      Materials expense for the nine months ended September 30, 1999 decreased by approximately $50,000, or 1.1%, to $4.6 million. The decrease in materials expense is primarily due to a decrease in car repair materials.

      Joint facilities expense for the nine months ended September 30, 1999 increased by approximately $93,000 or 2.6%, to $3.7 million from $3.6 million in the prior year period, due primarily to new properties.

      Other expenses for the nine months ended September 30, 1999 increased by $1.7 million, or 18.5%, to $11.0 million from $9.3 million in the prior year period. The increase in other expenses is primarily attributable to increases in property taxes, bad debt expenses, and the addition of new properties.

      INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 decreased by approximately $413,000, or 5.0%, to $7.9 million from $8.3 million in the prior year period. The decrease is primarily a result of the Company's focus on improving cash flows and reducing long-term debt.

      OTHER INCOME. For the nine months ended September 30, 1999, other income was $2.2 million as compared to $1.6 million in the prior year period primarily due to higher gain from the sale of non-operating assets for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditure needs relating to ongoing operations while relying on contributed capital and borrowed funds to finance its acquisitions.

      During the nine months ended September 30, 1999, the Company generated cash from operations of $18.3 million which was primarily used to fund capital expenditures as follows (in thousands):

            Track.......................................... $  12,391
            Locomotives....................................     4,227
            Technology.....................................       545
            Other..........................................     1,240
                                                            ---------
                                                            $  18,403
                                                            =========

      At September 30, 1999, the Company had long-term senior debt, capital leases and senior subordinated debt outstanding totaling, in U.S. Dollars, $121.6 million, which constituted 43.9% of its total capitalization. Comparable figures at December 31, 1998 were $131.6 million and 47.7%, respectively.

      At September 30, 1999, availability under the Company's $175.0 million senior revolving credit facility was $162.0 million. The unused portion of all of the Company's senior revolving credit facility is subject to a 0.30% to 0.50% commitment fee based on certain financial ratios.

      The Company currently anticipates that its total maintenance capital expenditure requirements in 1999 for track, locomotives, technology and other will be approximately $22.0 million, which includes the $18.4 million already funded.

      In September 1999, the Company sold 100% of the stock of the SLCS for $675,000. Proceeds from this transaction were used to reduce long-term debt and for general corporate purposes.

      Covenants contained in the agreements evidencing the Company's senior bank, senior unsecured and senior subordinated debt prohibit the Company from paying dividends on its capital stock and limit its ability to incur additional indebtedness, create liens on its assets, make capital expenditures and repurchase shares of its capital stock or any outstanding options or other rights to acquire stock of the Company. The Company is also limited in its ability to make loans, investments or guarantees. Additionally, the Company is required to maintain a minimum tangible net worth and certain ratios of leverage and cash flow to interest. At September 30, 1999, the Company was in compliance with all such covenants.

   The Company believes its cash flow from operations together with the amounts available under its senior revolving credit facility will allow it to meet its liquidity and capital expenditure requirements for railroads it currently operates through the expiration of the facility in April 2002. As a result of the anticipated closing of the Merger with RailAmerica in early 2000, all of the Company's outstanding credit facilities and debt are expected to be refinanced.

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

YEAR 2000 COMPLIANCE

      The Company has completed its assessment of its Year 2000 compliance. This assessment included a review of all of the Company's information technology systems. The Company currently believes that its largest information technology applications are Year 2000 compliant. However, the Company has determined that certain components of its information technology infrastructure are not Year 2000 compliant. These components include servers, components of its wide area network and certain personal computer software packages. The Company plans to upgrade all of these non-compliant components to make them Year 2000 compliant by November 30,

1999. The total estimated external cost associated with these upgrades are approximately $300,000, of which approximately $275,000 has already been incurred. Internal costs associated with these upgrades primarily consist of payroll and related costs for Company employees and the portion of the EDS information technology outsourcing fees allocated to Year 2000 remediation. Such costs total approximately $650,000, of which about three-fourths has been incurred.

      The Company has also evaluated its non-information technology systems that use micro controllers, such as locomotives, railroad crossing signals, telephone systems, dispatching systems and other railroad equipment, that may be subject to Year 2000 risk. The Company believes that its locomotives, railroad crossing signals and the majority of its telephone systems, dispatching systems and other railroad equipment are Year 2000 compliant. However, the Company has determined that certain telephone systems, dispatching systems and other railroad equipment are not Year 2000 compliant. The Company has replaced the non-compliant telephone systems, dispatching systems and other railroad equipment at a total estimated external cost of $150,000. Internal costs associated with these upgrades have not been significant.

      All affected systems of the Company are scheduled to be Year 2000 compliant, tested and verified by November 30, 1999; however, the Company cannot guarantee that none of its systems will malfunction. As a precaution against railroad crossing signals that may malfunction as a result of the Year 2000 problem, the first train or inspection vehicle through all railroad crossings on RailTex tracks after December 31, 1999 will operate under a "Stop and Flag" order. This order requires the train or inspection vehicle to stop at each railroad crossing, determine if the railroad crossing signal is working and in the event that it is not working, have a person control traffic through the crossing with the use of flags. Any malfunctioning railroad crossing signals that are discovered as a result of this process will be replaced or repaired.

      As an additional part of its assessment, the Company has been investigating the Year 2000 compliance status of its vendors and customers. The Company has completed its assessment of the status of its product vendors and the results of that compliance are included in the above disclosures. The Company has determined that approximately 82% of its service vendors and 69% of customers are or expect to become Year 2000 compliant by December 31, 1999. The Company has been unable to determine the status of the remaining 18% and 31% of its service vendors and customers, respectively, due to unresponsiveness. However, the Company is continuing to contact the unresponsive service vendors and customers in order to determine their Year 2000 compliance status. If any of the Company's significant vendors or customers fail to successfully and timely achieve Year 2000 compliance, the Company's business or operations may be adversely affected.

      The Company has prepared a Year 2000 Contingency Plan Template which will be used by each of the Company's railroads. This document is currently being reviewed and updated by each of the Company's railroads and is scheduled to be completed by November 30, 1999.

      The Company is a member of the American Association of Railroad's Rail Industry Year 2000 Coordination Task Force, which was formed to share Year 2000 issues related to the railroad industry, to help test for Year 2000 compliance and to help implement Year 2000 compliance changes. The Company, and the railroad industry as a whole, are susceptible to increased risks, including significant business interruption, should any of the Class I railroads fail to timely achieve Year 2000 compliance. On October 10, 1999, the Federal Railroad Administration reported that an independent firm concluded that the major Class I railroads (Burlington Northern Santa Fe Railway Company, CSX Transportation, Inc., Union Pacific Corporation, and Norfolk Southern Railway Company ) are Year 2000 ready and that they have worked with their short line partners to assure Year 2000 readiness.

      The above disclosure concerning the Company's Year 2000 compliance, and that of its vendors and customers, contains "forward-looking" statements that are based upon the beliefs of the Company's management and are subject to all of the qualifications set forth at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and diesel fuel prices. At September 30, 1999, the Company did not hold and had not issued financial instruments for trading purposes.

FOREIGN CURRENCY

      The Company's foreign currency risk arises from owning and operating railroads in Canada and from its Brazilian railroad investments. At September 30, 1999, the Company had not entered into any transactions to manage this risk.

      The financial position and results of operations of the Company's Canadian subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses are translated at average exchange rates prevailing during the year. The resulting translation gains and losses are charged directly to cumulative translation adjustment, a component of shareholders' equity, and are not included in income until realized through the sale or liquidation of the investment. At September 30, 1999, the Company's cumulative translation adjustment totaled approximately $505,000, or less than 1% of total shareholders' equity. As such, the Company does not believe its foreign currency risk arising from its Canadian operations is material to its financial position.

      The Company's Brazilian railroad investments are accounted for using the cost method of accounting and are valued at the lower of cost or market. At September 30, 1999, the Company owned approximately 5.0% and 1.7% of the outstanding stock of FCA and ALL, respectively, for a total net investment approximating $9.5 million. The Company believes its Brazilian railroad investments were appropriately valued at that time.

INTEREST RATES

      The Company's interest rate risk results from holding variable rate debt obligations, as an increase in interest rates would result in lower earnings and increased cash outflows. At September 30, 1999, the Company had not entered into any transactions to manage this risk.

      At September 30, 1999, the Company's variable rate debt totaled approximately $13.0 million, or 11% of the Company's total debt obligation. Assuming a 100 basis point increase in interest rates from the interest rates in effect at September 30, 1999, the Company would incur approximately $130,000 in additional interest expense, or 2.1% and 0.7% of its pre-tax net income for the three and nine months ended September 30, 1999, respectively. As such, the Company does not believe its interest rate risk arising from its variable rate debt obligations is material to its results of operations.

DIESEL FUEL PRICES

      The Company is exposed to fluctuations in diesel fuel prices, as an increase in the price of diesel fuel would result in lower earnings and increased cash outflows. At September 30, 1999, the Company has entered into a cap which fixes the price of 725,000 gallons of diesel fuel per month for the period July 1999 to June 2000 at $0.4500 per gallon. The cost of the cap was approximately $209,000, which will be amortized over the period covered by the cap. The cap which expires in June 2000 hedges approximately 60% of the Company's estimated monthly diesel fuel consumption.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A).  EXHIBITS

      EXHIBIT
      NUMBER   DESCRIPTION OF DOCUMENT
      -------  -----------------------
      *10.58   Agreement and Plan of Merger, dated as of October 14, 1999, by and among RailAmerica, Inc., Cotton Acquisition Corp., and
               RailTex, Inc.

     **10.59 Petition for Exemption, dated November 8, 1999, filed before the Surface Transportation Board, Finance Docket No. 33813, by RailAmerica, Inc. and RailTex, Inc.

      10.60 Memorandum of Understanding, dated as of October 29, 1999, providing for the sale by RailTex Global Investments, LLC of its shares in Ferrovia Centro Atlantica, S.A. (English and Portuguese language versions).

      10.61 Purchase Agreement, dated as of November 10, 1999, by and between RailTex International Holdings, Inc. and GEEMF II Latin America, L.L.C.

      27.1     Financial Data Schedule.

----------------
      * This Exhibit is incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 14, 1999 and filed October 19, 1999.

      ** This Exhibit is incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 8, 1999 and filed November 10, 1999.

(B).  REPORTS ON FORM 8-K:

      On October 19, 1999, the Company filed a report on Form 8-K discussing the Agreement and Plan of Merger, dated as of October 14, 1999, by and among RailAmerica, Inc., Cotton Acquisition Corp. and the Company, as discussed in
Item 1. "Financial Information", Note 11. "Subsequent Events".

      On November 10, 1999, the Company filed a report on Form 8-K disclosing the filing of a petition by RailAmerica, Inc. and RailTex, Inc. before the Surface Transportation Board ("STB") seeking an exemption from the STB approval and authorization requirements in connection with the Merger contemplated in the Agreement and Plan of Merger, dated as of October 14, 1999, by and among RailAmerica, Inc., Cotton Acquisition Corp. and the Company, as discussed in
Item 1. "Financial Information", Note 11., "Subsequent Events".

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas.

                                          RAILTEX, INC.


Date:  November 12, 1999                  By: /S/ JOSEPH P. JAHNKE
                                          Name: JOSEPH P. JAHNKE
                                          Title:Senior Vice President-Finance
                                                and Chief Financial Officer